Form 10-K
period 2008-10-31
Ravenwood Bourne, Ltd.
filed 2009-01-15
CIK 1076744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended: October 31, 2008

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000 - 53492

                             Ravenwood Bourne, Inc.
                 (Name of small business issuer in its charter)

                 Delaware                           26-3167800
       (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)          Identification No.)

         330 Clematis Street, Suite 217, West Palm Beach, Florida, 33401
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code - (800) 341-2684

Securities registered under Section 12 (b) of the Exchange Act:  NONE

Securities registered under to Section 12 (g) of the Exchange Act:

                            Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

 [X} Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal year. $16,198 (161,982 shares at $.10).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,362,032 as of January 15, 2009

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one) Yes No X

                                  RAVENWOOD BOURNE

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I
Item 1.  Business.............................................................1

Item 1A. Risk Factors.........................................................7

Item 2.  Properties...........................................................12

Item 3.  Legal Proceedings....................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities.......................13

Item 6.  Selected Financial Data..............................................16

Item 7.  Management's Discussion and Analysis.................................16

Item 8.  Financial Statements and Supplementary Data..........................18

Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........................28

Item 9A(T).  Controls and Procedures..........................................29

Item 9B.  Other Information...................................................30

                                    Part III

Item 10.  Directors, Executive Officers, and Corporate Governance.............30

Item 11. Executive Compensation...............................................31

Item 12. Security Ownership of Certain Beneficial Owners
             and Management...................................................32

Item 13. Certain Relationships and Related Transactions.......................32

Item 14. Principal Accountant fees and services...............................32

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules. ...........................33

Signatures....................................................................33

                                     PART I

ITEM 1.  BUSINESS

         This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

         Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes.


History

         Ravenwood Bourne, Ltd., (the "Company" or "Ravenwood Bourne"), was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc for the purpose of engaging in the incentive marketing business. At the time of formation the Company was authorized to issue 7,500 shares of $1.00 par value common stock.

         In approximately late 1997, the Company changed control and the direction of its business. In particular, the Company was in the business of manufacturing and marketing pre-packaged pour-in-place playground surfacing products. The Company subsequently held the exclusive manufacturing and distribution licenses for SafetyPlay 2 Surfacing for North America, Mexico, Central and South America.

         In anticipation of going public, on June 30, 1998, the Company raised its authorized common stock to 50,000,000 shares $.001 par value. On November 12, 1998, the Company changed its name to American Surface Technologies International, Inc. The Company went public in July, 1998 and began trading on the NASDAQ over the counter market under the symbol "VPGP" which symbol was changed to "SURF" following the November 1998 name change. The Company did not register with the Securities and Exchange Commission ("SEC") and was not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

         From 1998 through the end of 1999 the Company attempted to expand quickly, including expending a great deal of sums on research and development and growth. In 1999 the Company made a large capital investment to open a full scale manufacturing plant to produce its SafetyPlay products. The Company suffered from financial difficulties due to its rapid growth and associated expenditures. Despite efforts, including bringing in new management, the Company's business ultimately failed and the Company ceased operations. In September 2001, the State of Florida administratively dissolved the Company for not maintaining proper filings with the state and not paying its franchise tax fees.

         Ravenwood Bourne has not conducted any business operations since 2001. In 2006, the Company briefly attempted to re-activate. The Company changed its name to Global Environmental, Inc. and increased its authorized common stock to 100,000,000 shares, $.001 par value. However, this brief attempt was unsuccessful and was abandoned almost immediately.

         Effective October 31, 2005 the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its November 1, 2005 balance sheet as a "quasi reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From November 1, 2005 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

         On July 23, 2007, in its Court Order, the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida granted the application of Century Capital Partners, LLC to have a receiver appointed. The Court appointed Brian T. Scher, Esquire as receiver of the Company. The Court Order appointing Receiver empowered Mr. Scher to evaluate our financial status, to determine whether there are any options for corporate viability that could benefit our shareholders, to reinstate our corporation with the Florida Secretary of State, and to obtain copies of our shareholder records from our transfer agent.

         Mr. Michael Anthony is the sole managing member of Century Capital Partners.

         Under Mr. Scher's receivership, and with funds supplied by Century Capital Partners, the Company reinstated its corporate charter and paid all past due franchise taxes; paid the outstanding debt with the transfer agent; and made an analysis of the Company's debts and potential for viability as a merger candidate. In addition, on October 7, 2007, Mr. Scher, as receiver, appointed Michael Anthony as our sole Director, President, Secretary and Treasurer.

         On or near September 26, 2007, the Company changed its transfer agent from Signature Stock Transfer to Island Stock Transfer.

         On October 8, 2007, following the submittal of detailed reports by Mr. Scher the Court discharged the receiver and returned the Company to the control of its Board of Directors. On October 9, 2007 the Company adopted amended and restated ByLaws.

         On November 21, 2007 after proper notice to all shareholders, the Company held an annual meeting for the purposes of the election of directors. At the meeting, Michael Anthony was elected the sole Director. Immediately following the shareholder meeting, Michael Anthony was appointed President, Secretary and Treasurer.

         In exchange for a capital investment of $12,562.00 by Century Capital Partners, LLC on or near October 17, 2007 Ravenwood Bourne issued to Century Capital Partners, LLC 90,000,000 shares of its common stock (1,200,000 shares post reverse) representing approximately 88.1% of its common stock outstanding on that date. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the shareholders meeting.

         On or near August 27, 2008, Corporate Services International, Inc. agreed to contribute $20,000 as paid in capital to Ravenwood Bourne, the entire amount of which was paid to Ravenwood Bourne on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. Ravenwood Bourne has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

         In exchange for the $20,000 capital contribution by Corporate Services International, Inc., the Company agreed to issue 1,000,000 shares of its Series B Preferred Stock. Corporate Services International is a personal use business consulting company of which Michael Anthony is the sole officer and director.

         In addition to, and separate from the above discussed capital investments, through October 30, 2008, Century Capital Partners has loaned the Company $4,509 for ongoing general and administrative expenses.

         Moreover, Michael Anthony, as officer and director has agreed to assist the Company in its efforts to salvage value for the benefit of its shareholders. Mr. Anthony's efforts include and will continue to include, but are not limited to, assistance in gathering information, retaining counsel and working with counsel and the auditor for purposes of preparation of this Registration Statement and corresponding audited financial statements. Mr. Anthony and Ravenwood Bourne do not have a written agreement.

         On October 11, 2007, American Surface Technologies International, Inc. was incorporated in Delaware for the purpose of merging with American Surface Technologies International, Inc., a Florida Corporation so as to effect a re-domicile to Delaware. The Delaware Corporation is authorized to issue 250,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock. On December 11, 2007 both American Surface Technologies International the Florida corporation and American Surface Technologies International the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the Florida Corporation's shareholders received one share of new (Delaware) common stock for every one share of old (Florida) common stock they owned. All outstanding shares of the Florida Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the Florida Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

         Effective September 30, 2008 the Company changed its name to Ravenwood Bourne, Inc., enacted a 1:75 reverse split of its outstanding common stock and changed the authorized capital stock to 300,000,000 shares $.001 par value common stock and 10,000,000 shares of preferred stock $.001 par value. Of the preferred stock 1,000,000 shares were designated as Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to ten (10) votes on all matters submitted to stock holders for vote, is convertible into ten (10) shares of common stock and has a liquidation preference of $1.00 per share. The Company's name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company's current business plan as described herein.

CURRENT BUSINESS PLAN

         Ravenwood Bourne is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Ravenwood Bourne's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         Management has substantial flexibility in identifying and selecting a prospective new business opportunity. Ravenwood Bourne would not be obligated nor does management intend to seek pre-approval by our shareholders.

         Ravenwood Bourne may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Ravenwood Bourne may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         Ravenwood Bourne intends to promote itself privately. The Company has not yet begun such promotional activities. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

         Ravenwood Bourne has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At year end October 31, 2007 and October 31, 2008 Ravenwood Bourne had a cash balance of $0 and $0, respectively. However, on November 4, 2008, Corporate Services International deposited $20,000 with the Company and accordingly the cash balance on that date was $20,000. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Ravenwood Bourne has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, or successor management, with such outside assistance as he or they may deem appropriate. The Company intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officer and director. In analyzing prospective business opportunities, the Company will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

         The foregoing criteria are not intended to be exhaustive and there may be other criteria that the Company may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

         The Officer of Ravenwood Bourne has some experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

         The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

         Ravenwood Bourne does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

         The time and costs required to pursue new business opportunities, which includes due diligence investigations, negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

         Management intends to devote such time as it deems necessary to carry out the Company's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to our plan of operation.

         Ravenwood Bourne intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

         Management has not identified and is not currently negotiating a new business opportunity for us. As of January 5, 2009, Ravenwood Bourne is not in negotiations with, nor does it have any agreements with any potential merger candidate or any transaction that could result in a change of control of the Company.

RAVENWOOD BOURNE IS A BLANK CHECK COMPANY

         At present, Ravenwood Bourne is a development stage company with no revenues and has no specific business plan or purpose. Ravenwood Bourne's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Ravenwood Bourne is a blank check company and any offerings of our securities would need to comply with Rule 419 under the Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, by a blank check company. Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. Ravenwood Bourne has no current plans to engage in any such offerings.

RAVENWOOD BOURNE'S COMMON STOCK IS A PENNY STOCK

         Ravenwood Bourne's common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of Ravenwood Bourne is subject to the penny stock rules, it may be more difficult to sell our common stock.

ACQUISITION OF OPPORTUNITIES

         Management owns 1,200,000 shares (post split) of common stock and 1,000,000 shares of Series B Preferred Stock with super voting power of ten (10) votes per share or 99% of the total issued and outstanding shares of Ravenwood Bourne. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

         With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

         Ravenwood Bourne will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         Ravenwood Bourne does not intend to provide its security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

         Ravenwood Bourne has not expended funds on and has no plans to expend funds or time on product research or development.

COMPETITION

         Ravenwood Bourne will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of Ravenwood Bourne's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

EMPLOYEES

         Ravenwood Bourne currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.


ITEM 1A:  RISK FACTORS


FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

WE ARE DEPENDENT ON THE SERVICES OF OUR SOLE OFFICER AND DIRECTOR

         Ravenwood Bourne is dependent upon the continued services of its sole officer and director, Michael Anthony. If Mr. Anthony were to cease offering his services while he is the sole officer and director, it is likely that the Company would cease to maintain its filings under the Exchange Act and would cease to seek new business opportunities.

THE COMPANY HAS LIMITED ASSETS AND NO PRESENT SOURCE OF REVENUES. THE COMPANY IS DEPENDENT UPON THE FINANCIAL SUPPORT OF ITS SOLE OFFICER AND DIRECTOR AND ENTITIES HE IS AFFILIATED WITH.

         At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of October 31, 2007 and October 31, 2008 we had cash of $0 and $0 respectively, however as of November 4, 2008 we had cash of $20,000, which cash is the result of a capital investment from a management related entity.

MANAGEMENT HAS BROAD DISCRETION OVER THE SELECTION OF OUR PROSPECTIVE BUSINESS

         Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. The business decisions made by our management may not be successful.

SHAREHOLDERS WILL NOT RECEIVE DISCLOSURE OR INFORMATION REGARDING A PROSPECTIVE BUSINESS

         As of the date of this registration statement, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. Management is not required to and will not provide shareholders with disclosure or information regarding prospective business opportunities. Moreover, a prospective business opportunity may not result in a benefit to shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND ACCORDINGLY OUR STOCK IS ILLIQUID AND MAY REMAIN SO

         Ravenwood Bourne's common stock has been subject to quotation on the pink sheets. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for the last 2 years. No active trading market for our securities may develop following the effective date of this Registration Statement. The lack of an active trading market makes our stock illiquid to investors.

WE HAVE NOT SPECIFIED AN INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES AND ACCORDINGLY RISKS ASSOCIATED WITH A SPECIFIC BUSINESS CANNOT BEASCERTAINED

         There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

OUR SOLE OFFICER AND DIRECTOR IS THE SOLE OFFICER AND DIRECTOR OF SUBSTANTIALLY SIMILAR BLANK CHECK COMPANIES AND ACCORDINGLY HAS A CONFLICT OF INTEREST IN DETERMINING BUSINESS OPPORTUNITIES

         Our management is not required to nor will he commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Ravenwood Bourne. Moreover, management is currently an officer and director of, Econometrics, Inc. and Highland Ridge; companies substantially similar to Ravenwood Bourne.

         Management may have a conflict of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to a corporation for which they serve as an officer of director. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. In particular, management will likely present a business opportunity to an entity he controls that is current in its reporting obligations and has records sufficient to perform an audit. Moreover, management will likely present an opportunity to an entity he controls that is domiciled in Delaware or another state that management believes has well known corporate laws in the business community, prior to an entity domiciled in a less well known state. Further, management will consider the current capitalization of an entity he controls in offering a business opportunity to such entity. In particular, management will consider whether he believes that the entity would be more attractive to an operating business following a change in capitalization such as a reverse split or decrease or increase in authorized capital stock. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. In the event that all factors appear equal, management will likely present an operating company with a choice of blank check companies and defer to such operating company's preference. Management believes that operating companies will consider such factors as outstanding shares, outstanding shares held by non-affiliates, number of shareholders, reporting history, if any, outstanding liabilities or potential liabilities, tax losses, outstanding commission comments, regulatory history, the name of an entity and the state of domicile of an entity. This list is not exclusive and the management of an operating company may have a preference for an entity for reasons that we cannot determine in advance. However, management will act in what he believes will be in the best interests of the shareholders of Ravenwood Bourne and other respective public companies. Ravenwood Bourne shall not enter into a transaction with a target business that is affiliated with management. Moreover, in the event a business opportunity is presented to another entity controlled by management, management will continue to actively seek business opportunities for Ravenwood Bourne.

THERE ARE MANY BLANK CHECK COMPANIES FOR WHICH RAVENWOOD BOURNE WILL COMPETE TO ATTRACT BUSINESS OPPORTUNITIES

         Ravenwood Bourne expects to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

RAVENWOOD BOURNE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES

         Ravenwood Bourne has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of October 31, 2007 and October 31, 2008, Ravenwood Bourne had incurred $8,596 and $48,009 for general and administrative expenses, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of this registration statement under the Exchange Act. In addition, as of October 31, 2007 Ravenwood Bourne had current liabilities of $2,596 all due to related parties and as of October 31, 2008 Ravenwood Bourne had current liabilities of $26,605, $14,509 of which is due to related parties. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Registration Statement management related parties have made a capital investment of $32,562 and additional loans in the amount of $4,509 for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

AS A PENNY STOCK OUR SECURITIES ARE SUBJECT TO STATE BLUE SKY REGISTRATION AND ACCORDINGLY THERE MAY BE POTENTIAL LIMITATIONS ON THE RESALE OF OUR SECURITIES

         The holders of our shares of common stock and those persons, who desire to purchase our stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for Ravenwood Bourne's securities to be a limited one.

         It is the present intention of Ravenwood Bourne's management, after the commencement of new business operations, to seek coverage and publication of information regarding our Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

         Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

WE WILL NOT DECLARE DIVIDENDS

         We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that after the commencement of new business operations that future management will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

WE MOST LIKELY WILL ISSUE ADDITIONAL SECURITIES IN CONJUNCTION WITH A BUSINESS OPPORTUNITY WHICH WILL RESULT IN A DILUTION OF PRESENT SHAREHOLDER OWNERSHIP

         Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of November 4, 2008, we have 1,362,032 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

WE ARE REQUIRED TO COMPLY WITH PENNY STOCK RULES WHICH MAY LIMIT THE SECONDARY TRADING MARKET FOR OUR SECURITIES

         Our securities will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock", the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

ITEM 2.  PROPERTIES

        Ravenwood Bourne shares office space with its officer and director at 330 Clematis Street, Suite 217, West Palm Beach, Florida 33401. The Company does not have a lease and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

ITEM 3.  LEGAL PROCEEDINGS

         On July 23, 2007, in its Court Order, the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida granted the application of Century Capital Partners, LLC to have a receiver appointed. The Court appointed Brian T. Scher, Esquire as receiver of the Company. The Court Order appointing Receiver empowered Mr. Scher to evaluate our financial status, to determine whether there are any options for corporate viability that could benefit our shareholders, to reinstate our corporation with the Florida Secretary of State, and to obtain copies of our shareholder records from our transfer agent.

         Mr. Michael Anthony is the sole managing member of Century Capital Partners.

         On October 8, 2007, following the submittal of detailed reports by Mr. Scher the Court discharged the receiver and returned the Company to the control of its Board of Directors.

         Ravenwood Bourne's officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 21, 2007 after proper notice to all shareholders, the Company held an annual meeting for the purposes of the election of directors. At the meeting, Michael Anthony was elected the sole Director. Immediately following the shareholder meeting, Michael Anthony was appointed President, Secretary and Treasurer. The total votes, in pre-split numbers in favor of Mr. Anthony's election were 96,024,443; those against were 189,570; and those abstaining were 0.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock is traded on the "Pink Sheets" under the symbol "RVNW". Such trading of our common stock is limited and sporadic. To the best knowledge of the Company, there has been no active trading activity for approximately the past two years.

         According to records of the Company's transfer agent, the Company had approximately 59 holders of Common Stock of record as of January 15, 2009. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended October 31, 2008 and 2007. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

          2008                                    HIGH          LOW

          Quarter ended October 31, 2008     $      0.50  $      0.10
          Quarter ended July 31, 2008        $      0.50  $      0.50
          Quarter ended April 30, 2008       $      1.50  $      0.50
          Quarter ended January 31, 2008     $      2.25  $      0.35

          2007

          Quarter ended October 31, 2007     $      6.25  $      1.50
          Quarter ended July 31, 2007        $      3.50  $      2.25
          Quarter ended April 30, 2007       $      1.75  $      1.75
          Quarter ended January 31, 2007     $      1.75  $      0.32

         At the time of filing of this Form 10-K, there is no common stock that is subject to outstanding options or warrants to purchase common equity. At the time of filing this Form 10-K there are 1,000,000 shares of Series B Preferred Stock outstanding each share of which is convertible into ten (10) shares of common stock of the Company.

         It is the position of the Securities and Exchange Commission, in a No Action Letter to OTC Compliance at the NASD, dated January 21, 2000, that Rule 144 is not available for resale transactions involving securities sold by promoters and affiliates of a blank check company, and their transferees, and anyone else who has been issued securities from a blank check company, and that securities issued by a blank check company to promoters and affiliates, and their transferees, can only be resold through registration under the Act. Promoters and affiliates of a blank check company will be considered underwriters under the Securities Act when reselling the securities of a blank check company. At present, the Company is a development stage company with no revenues and has no specific business plan or purpose. The Company's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a blank check company.

         Effective February 15, 2008, the Securities and Exchange Commission codified this position in new Rule 144(i). Rule 144(i) provides that the safe harbor found in Rule 144 is not available for the resale of securities initially issued by an issuer that has no or nominal operations and no or nominal assets or assets consisting solely of cash or cash equivalents or any amount of assets consisting of cash or cash equivalents and nominal other assets. In accordance with Rule 144(i), Rule 144 is not available for the re-sale of our securities initially issued while we were a shell company.

         The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

         Ravenwood Bourne is not and is not proposing to publicly offer any securities at this time.

         From time-to-time the Company may grant options or warrants, or promise registration rights to certain shareholders. The Company has no control over the number of shares of its common stock that its shareholders sell. The price of the Company's stock may be adversely affected if large amounts are sold in a short period.

         The Company's shares most likely will be subject to the provisions of
Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

         The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Dividends

         The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Equity Compensation Plans

         We have no equity compensation plans.

Recent Sales of Unregistered Securities

         The following is a list of unregistered securities sold by the Company within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

         From June, 2007 through October, 2007 Century Capital Partners, LLC invested $12,562.00 as a capital investment into the Company. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the shareholders meeting. In consideration for the capital contribution, on or near October 17, 2007 Ravenwood Bourne issued to Century Capital Partners, LLC 90,000,000 shares of its common stock (1,200,000 shares post reverse) representing approximately 88% of its common stock outstanding on that date.

         On or near August 27, 2008, Corporate Services International agreed to contribute $20,000 as paid in capital to Ravenwood Bourne, the entire amount of which was paid to Ravenwood Bourne on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. Ravenwood Bourne has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

         In exchange for the $20,000 capital contribution by Corporate Services International, the Company agreed to issue 1,000,000 shares of its Series B Preferred Stock. Corporate Services International is a personal use business consulting company of which Michael Anthony is the sole officer and director.

         The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.

ITEM 6.  SELECTED FINANCIAL DATA

         This Item is not applicable to Ravenwood Bourne as it is a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

OVERVIEW

         Effective October 31, 2005, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its November 1, 2005, balance sheet as a "quasi reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From November 1, 2005 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At October 31, 2008 and 2007, we had cash assets of $0 and $0 respectively; however as of November 4, 2008, we had $20,000 cash assets. At October 31, 2007 the Company had current liabilities of $2,596 all due to related parties and as of October 31, 2008 we had current liabilities of $26,605, $14,509 of which is due to related parties.

         We have had no revenues in the years ended October 31, 2008 or 2007. Our operating expenses for the year end October 31, 2007 were $8,596 and for the year end October 31, 2008 were $48,009, comprised of general and administrative expenses. Accordingly, we had a net loss of $8,596 and a net loss per share of $0.04 for the year end October 31, 2007 and a net loss of $48,009 and a net loss per share of $0.04 for the year end October 31, 2008.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         Management related parties have invested $32,562 into the Company in exchange for 1,200,000 (post split) shares of common stock and 1,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $4,509 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of October 31, 2007 the Company had current liabilities of $2,596 due to related parties and as of October 31, 2008 the Company had current liabilities of $26,605, $14,509 of which is due to related parties. In particular, management has loaned the Company $4,509 and the Company's securities counsel, Laura Anthony, the wife of our officer and director, is owed $10,000 for legal services in connection with this Registration Statement. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through October 31, 2007, which totaled $5,400 for the year then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the year ended October 31, 2007. The total of these expenses was $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. The company was inactive in 2006.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through October 31, 2008, which totaled $21,600 for the year then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the year ended October 31, 2008. The total of these expenses was $24,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

         The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of October 31, 2007 and October 31, 2008, the Company had a cash balance of $0 and $0 respectively; however as of November 4, 2008, the Company has a cash balance of $20,000. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

         Ravenwood Bourne currently plans to satisfy its cash requirements for the next 12 months though its current cash and by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Ravenwood Bourne currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

         Ravenwood Bourne will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

         In connection with the plan to seek new business opportunities and/or effecting a business combination, the Company may determine to seek to raise funds from the sale of restricted stock or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

         There are no limitations in the certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company's limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

         The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment. The Company does not expect to hire any employees during the next 12 months.

OFF BALANCE SHEET ARRANGEMENTS

         None.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                ORLANDO, FL 32708



Board of Directors and Shareholders
Ravenwood Bourne, Ltd, (f/k/a Global Environmental, Inc.)
West Palm Beach, Florida


I have audited the accompanying balance sheets of Ravenwood Bourne, Ltd, (f/k/a Global Environmental, Inc.) as of October 31 2008 and 2007 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (UNITED STATES). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ravenwood Bourne, Ltd, (f/k/a Global Environmental, Inc.) as of October 31, 2008 and 2007 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

Discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised
2004), SHARE-BASED PAYMENT. Also discussed in the notes and effective October 31, 2005, the Company executed a plan of quasi-reorganization and restatement of accounts.


January 5, 2009


/s/ Michael F. Cronin
---------------------
Michael F. Cronin

Certified Public Accountant

NY, FL



                                 Ravenwood Bourne, Ltd.
                           (f/k/a Global Environmental, Inc.)
                                      Balance Sheet

                                                                 Oct 31,       Oct 31,
                                                                  2008           2007
                                                                 --------      --------

                                ASSETS
Current assets
Cash                                                             $      0      $      0
Prepaid expenses                                                        0             0
                                                                 --------      --------
  Total current assets                                                  0             0

                                                                 --------      --------
Total Assets                                                     $      0      $      0
                                                                 --------      --------

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                           $ 12,096      $      0
Accrued expenses                                                        0             0
Due to related parties                                             14,509         2,596
                                                                 --------      --------
 Total current liabilities                                         26,605         2,596

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value
1,361,982 shares issued & outstanding                               1,362         1,362
Additional paid-in capital                                         41,362        17,362
Deficit accumulated since quasi reorganization Oct. 31, 2005      (69,329)      (21,320)
                                                                 --------      --------
Total Stockholders' Deficiency                                    (26,605)       (2,596)

                                                                 --------      --------
Total Liabilities & Stockholders' Deficiency                     $      0      $      0
                                                                 --------      --------
See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                 Raveneood Bourne, Ltd.
                           (f/k/a Global Environmental, Inc.)
                                 Statement of Operations

                                                              Year Ended October 31
                                                          ----------------------------
                                                             2008              2007
                                                          -----------      -----------


Revenue                                                   $         0      $         0

Costs & Expenses:
  General & administrative                                     48,009            8,596
  Interest                                                          0                0
                                                          -----------      -----------
  Total Costs & Expenses                                       48,009            8,596

Loss from continuing operations before income taxes           (48,009)          (8,596)
Income taxes                                                        0                0
                                                          -----------      -----------
Net Loss                                                  ($   48,009)     ($    8,596)
                                                          -----------      -----------

Basic and diluted per share amounts:
Continuing operations                                     ($     0.04)     ($     0.04)
                                                          -----------      -----------
Basic and diluted net loss                                ($     0.04)     ($     0.04)
                                                          -----------      -----------


Weighted average shares outstanding (basic & diluted)       1,361,982          208,136
                                                          -----------      -----------

See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                            Ravenwood Bourne, Ltd.
                                      (f/k/a Global Environmental, Inc.)
                                           Statement of Cash Flows

                                                                                      Year Ended October 31,
                                                                                      ----------------------
                                                                                        2008          2007
                                                                                      --------      --------

Cash flows from operating activities:
Net Loss                                                                              ($48,009)     ($ 8,596)
Adjustments required to reconcile net loss
      to cash used in operating activities:
Fair value of services provided by related parties                                      34,000         6,000
Expenses paid by related parties                                                         1,913         2,596
Increase (decrease) in accounts payable & accrued expenses                              12,096             0
                                                                                      --------      --------
 Cash used by operating activities:                                                          0             0
                                                                                      --------      --------

                                                                                      --------      --------
  Cash used in investing activities                                                          0             0
                                                                                      --------      --------

  Cash generated by financing activities                                                     0             0
                                                                                      --------      --------

Change in cash                                                                               0             0
Cash-beginning of period                                                                     0             0
                                                                                      --------      --------
Cash-end of period                                                                    $      0      $      0
                                                                                      --------      --------

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Supplemental Cash Flow Disclosure Information:
Payables paid by related parties                                                      $      0      $ 12,562





                                                      Ravenwood Bourne, Ltd.
                                                (f/k/a Global Environmental, Inc.)
                                               Statement of Stockholders' Deficiency

                                                                             Common Stock
                                                        ---------------------------------------------------------
                                                                                                                    Deficit
                                                                                                                   Accumulated
                                                                                    Additional                      since quasi
                                                                        Common        paid-in    Subscriptions   reorganization
                                                           Shares       Stock         capital     Receivable      Oct 31, 2005
                                                        ------------ ---------- --------------- ------------    ---------------
Balance at October 31, 2005                                  161,982        162             0              0            (12,724)
                                                        ------------ ---------- -------------    -----------    ---------------
Net Income                                                                                                                    0
                                                        ------------ ---------- --------------   -----------    ---------------
Balance at October 31, 2006                                  161,982        162            $0             $0           ($12,724)
                                                        ------------ ---------- -------------    -----------    ---------------
Stock issued for cash                                      1,200,000      1,200        11,362              0
Fair value of services provided by related party                                        6,000
Net Loss                                                                                                                 (8,596)
                                                        ------------ ---------- --------------    ----------    ---------------
Balance at October 31, 2007                                1,361,982     $1,362       $17,362             $0           ($21,320)
                                                        ------------ ---------- -------------     ----------    ---------------
Fair value of services provided by related party                                       24,000
Net Loss                                                                                                                (48,009)
                                                        ------------ ---------- -------------     ----------    ---------------
Balance at October 31, 2008                                1,361,982     $1,362       $41,362             $0           ($69,329)
                                                        ------------ ---------- -------------     ----------    ---------------

See Summary of Significant Accounting Policies and Notes to Financial Statements.


                             RAVENWOOD BOURNE, LTD.
                       (F/K/A GLOBAL ENVIRONMENTAL, INC.)
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                October 31, 2008

THE COMPANY

ORGANIZATIONAL BACKGROUND: Ravenwood Bourne, Ltd., (the "Company" or "Ravenwood Bourne"), was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc for the purpose of engaging in the incentive marketing business. In September 2001, the State of Florida administratively dissolved us for not maintaining proper filings with the state and not paying its franchise tax fees. In 2006, the Company changed its name to Global Environmental, Inc. On December 11, 2007 we re-domiciled to Delaware and we changed our name to Ravenwood Bourne on September 30, 2008. In 2001 we ceased operations and have not engaged in business operations since that time.

11TH JUDICIAL CIRCUIT COURT DADE COUNTY, FLORIDA PROCEEDINGS: On July 23, 2007, in its Court Order, the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida granted the application of Century Capital Partners, LLC to appoint a receiver. The Court Order appointing Receiver empowered the receiver to evaluate our financial status, to determine whether there are any options for corporate viability that could benefit our shareholders, to reinstate our corporation with the Florida Secretary of State, and to obtain copies of our shareholder records from our transfer agent. Under the receivership, and with funds supplied by Century Capital Partners, the Company reinstated its corporate charter; paid all past due franchise taxes and settled all outstanding debts with the transfer agent. In addition, on October 7, 2007, the receiver, appointed Michael Anthony as our sole Director, President, Secretary and Treasurer.

On October 8, 2007, following the submittal of detailed reports by the receiver, the Court discharged the receiver and returned the Company to the control of its Board of Directors.

BASIS OF PRESENTATION: Effective October 31, 2005, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its November 1, 2005, balance sheet as a "quasi reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From November 1, 2005 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

The accounts of any former subsidiaries were not included and have not been carried forward.

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

CASH AND CASH EQUIVALENTS: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

PROPERTY AND EQUIPMENT New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

VALUATION OF LONG-LIVED ASSETS: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

STOCK BASED COMPENSATION: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123R, ACCOUNTING FOR STOCK-BASED COMPENSATION, and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the years ended October 31, 2008 or 2007. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY TO BE SETTLED IN THE COMPANY'S OWN STOCK: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

EARNINGS PER COMMON SHARE: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to our reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred October 31, 2005.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2008 or 2007.

INCOME TAXES: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.



RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51 ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

                             RAVENWOOD BOURNE, LTD.
                       (F/K/A GLOBAL ENVIRONMENTAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008



1.   RECENT COURT PROCEEDINGS:

On July 23, 2007, in its Court Order, the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida granted the application of Century Capital Partners, LLC to appoint a receiver. On October 8, 2007, following the submittal of detailed reports by the receiver the Court discharged the receiver and returned the Company to the control of its Board of Directors.

On November 21, 2007 after proper notice to all shareholders, the Company held an annual meeting for the purposes of the election of directors. At the meeting, Michael Anthony was elected the sole Director. Immediately following the shareholder meeting, Michael Anthony was appointed President, Secretary and Treasurer.

RESULTANT CHANGE IN CONTROL: In connection with the Order and subsequent shareholder meeting, Michael Anthony became our sole director and President on November 21, 2007. As sole officer and director, Michael Anthony entered into an agreement with Century Capital Partners, LLC (CCP) whereby CCP received 1.2 million shares of common stock (90 million pre split) in exchange for settling obligations aggregating $12,562. On August 27, 2008, Corporate Services International, Inc (CSI). agreed to make an investment of capital in the amount of $20,000 to be used to pay for costs and expenses necessary to bring the Company back into compliance with state and federal securities laws and bring current all Securities and Exchange disclosure obligations. In exchange for the $20,000 CSI was issued 1,000,000 shares of preferred stock on August 27, 2008.

Mr. Anthony is the managing member of Century Capital partners and has sole voting and dispositive control. Corporate Services International is a company in which our director, Michael Anthony, is a controlling shareholder..


2. INCOME TAXES:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2005 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $ 2,600 resulting in deferred tax assets of $500. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

3. COMMITMENTS:

The Company is not a party to any leases and does not have any commitments


4. STOCKHOLDERS' EQUITY:


       REVERSE STOCK SPLIT

On August 27, 2008 we declared a reverse split of our common stock. The formula provided that every seventy-five (75) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective September 30, 2008 for holders of record at September 30, 2008. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred October 31, 2006.

         COMMON STOCK

We are currently authorized to issue up to 300,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. October 16, 2007, in exchange for approximately $12,562 capital investment by Century Capital Partners, we issued 1.2 million (1,200,000) shares of restricted $.001 par value common stock (90,000,000 shares pre-reverse). Mr. Anthony is the managing member of CCP and has sole voting and dispositive control.

          PREFERRED STOCK

We are currently authorized to issue up to 10,000,000 shares of $ 0.001 preferred stock. On August 26, 2008 the board of directors approved (with the exception of 1,000,000 preferred shares issued to CSIPS described below) the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

On August 27, 2008 we designated 1,000,000 shares of Series "B" preferred stock. The Series B allows voting rights in a ratio of 10:1 over the common. Each share of the Series B is convertible in to 10 shares of common at the discretion of the holder. On August 27, 2008 Corporate Services International agreed to contribute a total of $20,000 as paid in capital in exchange for 1,000,000 shares of the Series B preferred stock. Corporate Services International is a private company in which our director, Michael Anthony, is a controlling shareholder. The company is to use these funds to pay the costs and expenses necessary to revive business operations. Such expenses include fees to reinstate the corporate charter; payment of all past due franchise taxes; settling all past due accounts with the transfer agent; accounting and legal fees; costs associated with bringing current its filings with the Securities and Exchange Commission, etc. In November, 2008 the full subscription of $20,000 was received.

There are no employee or non-employee options grants.

5. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid by affiliates prior to the establishment of a bank account. Such items totaled $4,509 and $2,596 at October 31, 2008 and 2007 respectively.

FAIR VALUE OF SERVICES: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $21,600 and $5,400 respectively for the years 2008 and 2007. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 and $600 for the twelve-month periods ended October 31, 2008 and 2007. The total of these expenses of $24,000 and $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) were valued at $10,000 and was unpaid at October 31, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants.

ITEM 9A(T).  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Michael Anthony, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

         Our management has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the items discussed below relating to internal control over financial reporting.

         o The Company is a shell company with no or nominal business operations,

         The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

         o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

         o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.


MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

         Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of October 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were effective as of October 31, 2008.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.


ITEM 9B.  OTHER INFORMATION

         None.
                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

NAME                       AGE      POSITION                  EXECUTIVE OFFICER
                                                              AND DIRECTOR SINCE

Michael Anthony             42     Chief Executive Officer,
                                   President, Secretary,
                                   Treasurer, Director        October 7, 2007

         Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. Officers are not elected for a fixed term of office but hold office until their successors have been elected. Mr. Anthony is not a party to any arrangement or understanding pursuant to which he was or is to be elected as a director.

         Mr. Anthony, age 42, has been an officer and director of the Company since October 7, 2007. Mr. Anthony is the sole officer and director of Corporate Services International, Inc. and is the sole member of Century Capital Partners, LLC. Mr. Anthony utilizes both entities to conduct business affairs, including, but not limited to, making capital investments in corporate entities such as Ravenwood Bourne and offering consulting services and advise to corporate entities.

         In addition, since November 2004, Mr. Anthony has been President and CEO of Union Equity, Inc. and its wholly owned subsidiary Home Sales 24/7, Inc. Union Equity, Inc. is an Internet based real estate marketing firm.

         On or about July 15, 2005 Mr. Anthony became an officer and director of Ubrandit.com, Inc. a reporting blank check company and resigned his position on October 31, 2006. On or about July 30, 2006 Mr. Anthony became an officer and director of Standard Commerce, Inc. a reporting blank check company and resigned his position effective August 24, 2007. On or about March 15, 2007, Mr. Anthony became an officer and director Apogee Robotics, Inc. a reporting blank check company and resigned his position on March 31, 2008. On or about May 25, 2007, Mr. Anthony became an officer and director or Aim Smart Corporation, a reporting blank check company and resigned his position on April 24, 2008. On or about July 2, 2007, Mr. Anthony became an officer and director of Diversified Opportunities, Inc., a reporting blank check company and resigned his position on May 30, 2008. On or about September 2, 2007, Mr. Anthony became an officer and director of Dover Glen, Inc., a reporting blank check company and resigned his position on December 16, 2008. On April 12, 2007 Mr. Anthony became an officer and director of Econometrics, Inc., a reporting blank check company and resigned his position on January 10, 2008.

         In addition, Mr. Anthony is currently an officer and director of Highland Ridge, Inc., and Hygenics Pharmaceuticals, Inc., both are reporting blank check companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end October 31, 2008, all Section 16(a) forms were filed.

CODE OF ETHICS

         Ravenwood Bourne has not adopted a code of ethics. Ravenwood Bourne is a shell company with one officer and director and no employees. The primary functions of a code of ethics include internal reporting and adherence to the code, compliance with government rules and regulations including the reporting requirements under the Exchange Act and the honest and ethical handling of actual or apparent conflicts of interest. As a shell company, with one officer and director, the functions of the code of ethics are properly met without the need of a formal document.

ITEM 11. EXECUTIVE COMPENSATION

         No executive compensation was paid during the fiscal period ended October 31, 2007 or 2008 by Ravenwood Bourne. Ravenwood Bourne has no employment agreement with any of its officers and directors. Ravenwood Bourne has no employees and no compensation committee.

         The following tables show, as to the named executive officers, certain information concerning stock options:

OPTION GRANTS DURING 2008

                         PERCENT OF
          NUMBER OF      TOTAL OPTIONS
          SECURITIES     GRANTED TO          EXERCISE OR
          UNDERLYING     EMPLOYEES IN        BASE PRICE     EXPIRATION
NAME      OPTIONS        FISCAL YEAR         ($/SH)         DATE
----      -------        -----------         ------         ----


NONE


AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

                              NUMBER OF SECURITIES
          ACQUIRED         VALUE            UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED IN
NAME      ON EXERICSE      REALIZED          OPTIONS AT FY-END (#)             THE MONEY OPTIONS
----      -----------      --------       --------------------------      ---------------------------
                                          EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                                          -----------  -------------      -----------  -------------

NONE

COMPENSATION OF DIRECTORS

         Ravenwood Bourne's directors are not compensated for their services as directors of the Company.


EMPLOYMENT CONTRACTS

         We do not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

         We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

         The company has made no Long Term Compensation payouts (LTIP or other)


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Ravenwood Bourne does not have an equity compensation plan.

         The following table sets forth, as of January 15, 2009 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding capital stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Owner                Common Shares   Percentage   Preferred Shares  Percentage
                                        (1)             (3)
-------------------------------------------------------------------------------
Michael Anthony(2)      1,200,000       88.1%       1,000,000            100%
------------------------------------------------------------------------------
Officers and directors  1,200,000       88.1%       1,000,000            100%
as a group (1 persons)

5% shareholders:

None

-----------------
(1) Based on 1,362,032 shares of common stock outstanding as of January 15, 2009.

(2) Common Shares are held by Century Capital Partners, LLC, a private services corporation of which Mr. Anthony is the sole managing member. Preferred Stock is held by Corporate Services International, Inc., a private services corporation for which Michael Anthony is the sole officer, director and shareholder

(3) Based on 1,000,000 shares of Series B Preferred Stock outstanding as of January 15, 2009. Each share of Series B Preferred Stock entitles the holder thereof to 10 votes on all matters submitted to shareholders for vote, is convertible into 10 shares of common stock and has a liquidation preference of $1.00 per share.

         There are no arrangements which may result in a change in control of Ravenwood Bourne.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the last three years, to the knowledge of the Company, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Company was or is a party. Transactions in this context relate to any transaction which exceeds $120,000 or one percent of the average of the Company's total assets at year end for the last three completed fiscal years.

         Laura Anthony, Esquire is corporate and securities counsel to the Company. Laura Anthony is Michael Anthony's wife. Ms. Anthony's total legal fees for the year ending October 31, 2007 totaled $0 and for the year ending October 31, 2008 were $10,000.

         Ravenwood Bourne does not have any outside directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

         The Company was billed a total of $5,000.00 for the fiscal years ended October 31, 2007 and 2008 inclusive for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our annual report.

AUDIT RELATED FEES

         There were $0 in audit related fees for the fiscal years ended October 31, 2007 and 2008. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

         There were no tax fees for the fiscal year ended October 31, 2008. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

ALL OTHER FEES

         There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

         The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Michael F. Cronin, CPA as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.




                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's financial statements for the fiscal years ended October 31, 2008 and 2007 are attached hereto as F-1 through F-


EXHIBITS
NUMBER                         DESCRIPTION
------                         -----------


3.1.1    Certificate of Incorporation dated May 14, 1987*

3.1.2    Articles of Amendment dated June 30, 1998*

3.1.3    Articles of Amendment dated November 12, 1998*

3.1.4    Articles of Amendment dated June 22, 2006*

3.1.5    Certificate of Incorporation of Delaware entity dated October 11, 2007*

3.1.6    Articles of Amendment dated October 18, 2007*

3.1.7    Certificate of Amendment dated August 27, 2008*

2.1.1    Agreement and Plan of Merger dated December 5, 2007*

2.1.2    Certificate of Merger - Delaware - dated December 5, 2007*

2.1.3    Articles of Merger - Florida - dated December 7, 2007*

3.2.1    Florida Amended and Restated By-Laws*

3.2.2    Delaware Amended and Restated By-Laws*

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

---------------
*        Previously filed with the Company's Form 10 filed on November 12, 2008


REPORTS ON 8-K

         None


                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 15, 2009                           RAVENWOOD BOURNE, INC.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer