Form 10-Q
period 2009-01-31
Ravenwood Bourne, Ltd.
filed 2009-03-12
CIK 1076744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended: January 31, 2009

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number: 000 - 53492

                             Ravenwood Bourne, Ltd.
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X} Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]


        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,362,032 as of March 12, 2009

                             RAVENWOOD BOURNE, LTD.

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I

Item 1.  Financial Statements.................................................3

Item 2.  Management's Discussion and Analysis.................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16

Item 4T. Controls and Procedures..............................................16

                                     Part II

Item 1.  Legal Proceedings....................................................18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........18

Item 3.  Default Upon Senior Securities.......................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Controls and Procedures..............................................19

Item 6.  Exhibits.............................................................20


Signatures....................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1.


                             Ravenwood Bourne, Ltd.
                                  Balance Sheet
                                                                  Jan 31,       Oct 31,
                                                                   2009          2008
                                                                 --------      --------
                                                               (unaudited)

                                     ASSETS

Current assets
Cash                                                             $     29      $      0
Prepaid expenses                                                        0             0
                                                                 --------      --------
  Total current assets                                                 29             0

                                                                 --------      --------
Total Assets                                                     $     29      $      0
                                                                 --------      --------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                           $    300      $ 12,096
Due to related parties                                             12,509        14,509
                                                                 --------      --------
 Total current liabilities                                         12,809        26,605

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value
11,361,982 shares issued & outstanding                             11,362         1,362
Additional paid-in capital                                         57,362        41,362
Deficit accumulated since quasi reorganization Oct. 31, 2005      (81,504)      (69,329)
                                                                 --------      --------
Total Stockholders' Deficiency                                    (12,780)      (26,605)

                                                                 --------      --------
Total Liabilities & Stockholders' Deficiency                     $     29      $      0
                                                                 --------      --------
See notes to unaudited interim financial statements.





                              Ravenwood Bourne, Ltd.
                              Statement of Operations
                                    (unaudited)

                                                            Quarter Ended January 31
                                                          ----------------------------
                                                            2009               2008
                                                          -----------      -----------


Revenue                                                   $         0      $         0

Costs & Expenses:
  General & administrative                                     12,175            6,195
  Interest                                                          0                0
                                                          -----------      -----------
  Total Costs & Expenses                                       12,175            6,195

Loss from continuing operations before income taxes           (12,175)          (6,195)
Income taxes                                                        0                0

                                                          -----------      -----------
Net Income                                                ($   12,175)     ($    6,195)
                                                          -----------      -----------

Basic and diluted per share amounts:
Continuing operations                                             Nil              Nil
                                                          -----------      -----------
Basic and diluted net loss                                        Nil              Nil
                                                          -----------      -----------


Weighted average shares outstanding (basic & diluted)       2,666,330        1,362,982
                                                          -----------      -----------
See notes to unaudited interim financial statements.







                             Ravenwood Bourne, Ltd.
                             Statement of Cash Flows
                                   (unaudited)

                                                              Quarter Ended January 31,
                                                               -----------------------
                                                                 2009          2008
                                                               --------      --------

Cash flows from operating activities:
Net Loss                                                       ($12,175)     ($ 6,195)
Adjustments required to reconcile net loss
      to cash used in operating activities:
Fair value of services provided by related parties                6,000         6,000
Expenses paid by related parties                                      0           195
Payments made on related party payables                          (5,000)            0
Increase (decrease) in accounts payable & accrued expenses      (11,796)            0
                                                               --------      --------
 Cash used by operating activities:                             (22,971)            0
                                                               --------      --------

  Cash used in investing activities                                   0             0
                                                               --------      --------

 Cash flows from financing activities:
Proceeds from issuance of preferred stock                        20,000             0
Proceeds of related party debt borrowings                         3,000             0
                                                               --------      --------
  Cash generated by financing activities                         23,000             0
                                                               --------      --------

Change in cash                                                       29             0
Cash-beginning of period                                              0             0
                                                               --------      --------
Cash-end of period                                             $     29      $      0
                                                               --------      --------
See notes to unaudited interim financial statements.





                                                      Ravenwood Bourne, Ltd.
                                               Statement of Stockholders' Deficiency
                                                            (Unaudited)

                                                          Preferred Stock                     Common Stock
                                                     ---------------------    ------------------------------------
                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                       Additional       since quasi
                                                                                            Common      paid-in       reorganization
                                                         Shares   Amount      Shares         Stock      capital        Oct 31, 2005
------------------------------------------------------------------------------------------------------------------------------------

Balance at October 31, 2007                                                   1,361,982   $     1,362   $    17,362    ($   21,320)
------------------------------------------------------------------------------------------------------------------------------------
Fair value of services provided by related party                                                             24,000
Net Loss                                                                                                                    (48,009)
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2008                                                   1,361,982   $     1,362   $    41,362    ($    69,329)
------------------------------------------------------------------------------------------------------------------------------------
Stock issued for cash                                 1,000,000     20,000
Conversion of Preferred                              (1,000,000)   (20,000)  10,000,000        10,000        10,000
Fair value of services provided by related party                                                              6,000
Net Loss                                                                                                                   (12,175)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2009                                   0  $       0   11,361,982   $    11,362    $    57,362   ($   81,504)
------------------------------------------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.


                             RAVENWOOD BOURNE, LTD.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION:

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our October 31, 2008 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended January 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.   RECENT COURT PROCEEDINGS:

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

RESULTANT CHANGE IN CONTROL: In connection with the Order and subsequent shareholder meeting, Michael Anthony became our sole director and President on November 21, 2007. As sole officer and director, Michael Anthony entered into an agreement with Century Capital Partners, LLC (CCP) whereby CCP received 1.2 million shares of common stock (90 million pre split) in exchange for settling obligations aggregating $12,562. On August 27, 2008 Corporate Services International, Inc (CSI) agreed to make an investment of paid in capital of $20,000 to be used to pay for costs and expenses necessary to bring the Company back into compliance with state and federal securities laws and bring current all Securities and Exchange disclosure obligations. In exchange for the $20,000 CSI was issued 1,000,000 shares of preferred stock on August 27, 2008.

Mr. Anthony is the managing member of Century Capital partners and has sole voting and dispositive control. Corporate Services International and is a company for which our director, Michael Anthony, is a controlling shareholder..


3.      EARNINGS/LOSS PER SHARE

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.


4.      NEW ACCOUNTING STANDARDS

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


5. STOCKHOLDERS' EQUITY:

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

On August 27, 2008 we designated 1,000,000 shares of Series "B" preferred stock. The Series B allows voting rights in a ratio of 10:1 over the common. Each share of the Series B is convertible in to 10 shares of common at the discretion of the holder. On August 27, 2008 Corporate Services International agreed to contribute a total of $20,000 as paid in capital in exchange for 1,000,000 shares of the Series B preferred stock. Corporate Services International is a private company for which our director, Michael Anthony, is the controlling shareholder. The company is to use these funds to pay the costs and expenses necessary to revive business operations. Such expenses include fees to reinstate the corporate charter; payment of all past due franchise taxes; settling all past due accounts with the transfer agent; accounting and legal fees; costs associated with bringing current its filings with the Securities and Exchange Commission, etc. In November, 2008 the full subscription of $20,000 was received.

On January 19, 2009, Corporate Services International, Inc. converted the 1,000,000 shares of Series B Preferred Stock into 10,000,000 shares of common stock.

6. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $7,509 at January 31, 2009. Amounts due related parties also includes legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) that were valued at $10,000 of which $5,000 was unpaid at January31, 2009.

FAIR VALUE OF SERVICES: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month through January 31, 2009 and 2008, which totaled $5,400 for the three-month periods then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three-month periods ended January 31, 2009 and 2008. The total of these expenses was $6,000 for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

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

         On or near August 27, 2008, Corporate Services International, Inc. agreed to contribute $20,000 as paid in capital to Ravenwood Bourne, the entire amount of which was paid to Ravenwood Bourne on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. Ravenwood Bourne has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to re-domicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

         In exchange for the $20,000 capital contribution by Corporate Services International, Inc., the Company agreed to issue 1,000,000 shares of its Series B Preferred Stock. Corporate Services International is a personal use business consulting company of which Michael Anthony is the sole officer and director. On January 19, 2009, Corporate Services International, Inc. converted the 1,000,000 shares of Series B Preferred Stock into 10,000,000 shares of common stock.

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

         Effective September 30, 2008 the Company changed its name to Ravenwood Bourne, Ltd., enacted a 1:75 reverse split of its outstanding common stock and changed the authorized capital stock to 300,000,000 shares $.001 par value common stock and 10,000,000 shares of preferred stock $.001 par value. Of the preferred stock 1,000,000 shares were designated as Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to ten (10) votes on all matters submitted to stock holders for vote, is convertible into ten (10) shares of common stock and has a liquidation preference of $1.00 per share. The Company's name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company's current business plan as described herein.

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

         Ravenwood Bourne has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At quarter end January 31, 2009 Ravenwood Bourne had a cash balance of $29. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Ravenwood Bourne has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         Management has not identified and is not currently negotiating a new business opportunity for us. As of March 12, 2009, Ravenwood Bourne is not in negotiations with, nor does it have any agreements with any potential merger candidate or any transaction that could result in a change of control of the Company.

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

ACQUISITION OF OPPORTUNITIES

         Management owns 11,200,000 shares (post split) of common stock or 99% of the total issued and outstanding shares of Ravenwood Bourne. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

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

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At January 31, 2009 we had cash assets of $29. At January 31, 2009 the Company had current liabilities of $12,809, $12,509 of which is due to related parties.

         We have had no revenues in the quarters ended January 31, 2008 or 2009. Our operating expenses for the quarter end January 31, 2008 were $6,195 and for the quarter end January 31, 2009 were $12,175, comprised of general and administrative expenses. Accordingly, we had a net loss of $6,195 and a net loss per share of $Nil for the quarter end January 31, 2008 and a net loss of $12,175 and a net loss per share of $Nil for the quarter end January 31, 2009.


CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         Management related parties have invested $32,562 into the Company in exchange for 11,200,000 (post split and post conversion of preferred shares) shares of common stock. In addition, management has loaned the Company $7,509 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of January 31, 2009 the Company had current liabilities of $12,809, $12,509 of which was due to related parties. In particular, management has loaned the Company $7,509 and the Company's securities counsel, Laura Anthony, the wife of our officer and director, is owed $5,000 for legal services in connection with corporate and securities filings. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through January 31, 2009, which totaled $5,400 for the quarter then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the quarter ended January 31, 2009. The total of these expenses was $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

         The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of January 31, 2009, the Company had a cash balance of $29. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

         Ravenwood Bourne currently plans to satisfy its cash requirements for the next 12 months though it's current cash and by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Ravenwood Bourne currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

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

OFF BALANCE SHEET ARRANGEMENTS

         None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Ravenwood Bourne, Ltd. as a smaller reporting company.

ITEM 4T.  CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Ravenwood Bourne, Ltd. to establish and maintain a system for internal controls over financial reporting such that Ravenwood Bourne, Ltd. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2009, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

         This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

EVALUATION OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:


    - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

    - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

    - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

         Based on its assessment, management concluded that, as of January 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

         This quarterly report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

         On or near August 27, 2008, Corporate Services International agreed to contribute $20,000 as paid in capital to Ravenwood Bourne, the entire amount of which was paid to Ravenwood Bourne on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. Ravenwood Bourne has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to re-domicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

         In exchange for the $20,000 capital contribution by Corporate Services International, the Company issued 1,000,000 shares of its Series B Preferred Stock. Corporate Services International is a personal use business consulting company of which Michael Anthony is the sole officer and director. On January 19, 2009, Corporate Services International converted the 1,000,000 shares of Series B Preferred Stock into 10,000,000 shares of common stock.

         The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

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


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

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

------------
*   Previously filed with the Company's Form 10 filed on November 12, 2008


REPORTS ON 8-K

         None

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 12, 2009                        RAVENWOOD BOURNE, LTD.


                                        By: /s/ Michael Anthony
                                            ------------------------------
                                            Name: Michael Anthony
                                            Title: Chief Executive Officer