Form 10-Q
period 2009-04-30
Ravenwood Bourne, Ltd.
filed 2009-06-15
CIK 1076744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: April 30, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
[X] Smaller Reporting Company

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,362,032 as of June 15, 2009

                             RAVENWOOD BOURNE, LTD.

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I
Item 1.  Financial Statements...............................................   2

Item 2.  Management's Discussion and Analysis...............................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  16

Item 4T. Controls and Procedures............................................  16

                                     Part II

Item 1.  Legal Proceedings..................................................  18

Item 1A. Risk Factors.......................................................  18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  18

Item 3.  Default Upon Senior Securities.....................................  18

Item 4.  Submission of Matters to a Vote of Security Holders................  18

Item 5.  Controls and Procedures............................................  19

Item 6.  Exhibits...........................................................  19


Signatures..................................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1.

                                     Ravenwood Bourne, Ltd.
                                         Balance Sheet

                                                                   April 30,         Oct 31,
                                                                     2009              2008
-----------------------------------------------------------------------------------------------
                                                                 (unaudited)

                              ASSETS
Current assets
Cash                                                             $          6      $          0
Prepaid expenses                                                            0                 0
                                                                 ------------------------------
  Total current assets                                                      6                 0
-----------------------------------------------------------------------------------------------
Total Assets                                                     $          6      $          0
-----------------------------------------------------------------------------------------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                           $        300      $     12,096
Accrued expenses                                                            0                 0
Due to related parties                                                 17,659            14,509
                                                                 ------------------------------
 Total current liabilities                                             17,959            26,605

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value
  11,361,982 shares issued & outstanding                               11,362             1,362
Additional paid-in capital                                             63,362            41,362
Deficit accumulated since quasi reorganization Oct. 31, 2005          (92,677)          (69,329)
                                                                 ------------------------------
Total Stockholders' Deficiency                                        (17,953)          (26,605)

-----------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                     $          6      $          0
-----------------------------------------------------------------------------------------------


See notes to unaudited interim financial statements.







                                                    Ravenwood Bourne, Ltd.
                                                    Statement of Operations
                                                          (unaudited)


                                                                   Three Months Ended April 30,    Six Months Ended April 30,
                                                                  ----------------------------    ----------------------------
                                                                          2009            2008            2009            2008
                                                                  ----------------------------    ----------------------------


Revenue                                                           $          0    $          0    $          0    $          0

Costs & Expenses:
  General & administrative                                              11,173           6,461          23,348          12,656
  Interest                                                                   0               0               0               0
                                                                  ----------------------------    ----------------------------
  Total Costs & Expenses                                                11,173           6,461          23,348          12,656

Loss from continuing operations before income taxes                    (11,173)         (6,461)        (23,348)        (12,656)
Income taxes                                                                 0               0               0               0

------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                          ($    11,173)   ($     6,461)   ($    23,348)   ($    12,656)
------------------------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                      Nil             Nil             Nil             Nil
------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                                 Nil             Nil             Nil             Nil
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)               11,361,982       1,361,982       6,942,092       1,361,982
------------------------------------------------------------------------------------------------------------------------------



See notes to unaudited interim financial statements.






                                 Ravenwood Bourne, Ltd.
                                Statement of Cash Flows
                                      (unaudited)


                                                                 Six Months Ended April 30,
                                                                   --------------------
                                                                       2009        2008
                                                                   --------------------

Cash flows from operating activities:
Net Loss                                                           ($23,348)   ($12,656)
Adjustments required to reconcile net loss
  to cash used in operating activities:
Fair value of services provided by related parties                   12,000      12,000
Expenses paid by related parties                                          0         656
Payments made on related party payables                             (10,000)          0
Increase (decrease) in accounts payable & accrued expenses          (11,796)          0
---------------------------------------------------------------------------------------
 Cash used by operating activities:                                 (33,144)          0
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
  Cash used in investing activities                                       0           0
---------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of preferred stock                            20,000           0
Proceeds of related party debt borrowings                            13,150           0
---------------------------------------------------------------------------------------
  Cash generated by financing activities                             33,150           0
---------------------------------------------------------------------------------------

Change in cash                                                            6           0
Cash-beginning of period                                                  0           0
---------------------------------------------------------------------------------------
Cash-end of period                                                 $      6    $      0
---------------------------------------------------------------------------------------


See notes to unaudited interim financial statements.





                                                       Ravenwood Bourne, Ltd.
                                               Statement of Stockholders' Deficiency
                                                            (Unaudited)


                                                    Preferred Stock                        Common Stock
                                               --------------------------    ---------------------------------------
                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                          Additional    since quasi
                                                                                             Common         paid-in   reorganization
                                                 Shares         Amount         Shares         Stock         capital     Oct 31, 2005
                                               -----------    -----------    -----------   -----------    -----------   -----------
-----------------------------------------------------------------------------------------------------------------------------------

Balance at October 31, 2007                             --             --      1,361,982   $     1,362    $    17,362   ($   21,320)
                                               -----------    -----------    -----------   -----------    -----------   -----------
Fair value of services provided by related
   party                                                                                                       24,000
Net Loss                                                                                                                    (48,009)

Balance at October 31, 2008                                                    1,361,982   $     1,362    $    41,362   ($   69,329)

Stock issued for cash                            1,000,000         20,000
Conversion of Preferred                         (1,000,000)       (20,000)    10,000,000        10,000         10,000
Fair value of services provided by related
   party                                                                                                       12,000
Net Loss                                                                                                                    (23,348)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2009                                0    $         0     11,361,982   $    11,362    $    63,362   ($   92,677)
-----------------------------------------------------------------------------------------------------------------------------------



See notes to unaudited interim financial statements.



                                                                 5


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

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended April 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

6. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $17,659 at April 30, 2009.

FAIR VALUE OF SERVICES: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month through April 30, 2009 and 2008, which totaled $10,800 for the respective six-month periods then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the respective six-month periods ended April 30, 2009 and 2008. The total of these expenses was $12,000 for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

History
-------

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

         Mr. Michael Anthony is the sole member of Century Capital Partners.

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

         On or near September 26, 2007, the Company changed its transfer agent from Signature Stock Transfer to Island Stock Transfer.

         On October 8, 2007, following the submittal of reports by Mr. Scher the Court discharged the receiver and returned the Company to the control of its Board of Directors. On October 9, 2007 the Company adopted amended and restated Bylaws.

         On November 21, 2007 after notice to all shareholders, the Company held an annual meeting for the purposes of the election of directors. At the meeting, Michael Anthony was elected the sole Director. Immediately following the shareholder meeting, Michael Anthony was appointed President, Secretary and Treasurer.

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

       On or near August 27, 2008, Corporate Services International, Inc. agreed to contribute $20,000 as paid in capital to Ravenwood Bourne, the entire amount of which was paid to Ravenwood Bourne on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. Ravenwood Bourne has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company and implement the Company's business plan. Such expenses include, without limitation, fees to re-domicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing a Registration Statement and preparing and filing subsequent reports with the SEC, etc.

       In exchange for the $20,000 capital contribution by Corporate Services International, Inc., the Company agreed to issue 1,000,000 shares of its Series B Preferred Stock. Corporate Services International is a personal use company of which Michael Anthony is the sole officer and director.

       In addition to, and separate from the above discussed capital investments, through April 30, 2009, entities affiliated with management have loaned the Company $17,659 for ongoing general and administrative expenses.

         Moreover, Michael Anthony, as officer and director has agreed to assist the Company in its efforts. Mr. Anthony's efforts include, but are not limited to, assistance in gathering information, retaining counsel and working with counsel and the auditor for purposes of preparation of periodic reports and corresponding audited financial statements. Mr. Anthony and Ravenwood Bourne do not have a written agreement.

         On October 11, 2007, American Surface Technologies International, Inc. was incorporated in Delaware for the purpose of merging with American Surface Technologies International, Inc., a Florida Corporation so as to effect a re-domicile to Delaware. The Delaware Corporation is authorized to issue 250,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock. On December 11, 2007 both American Surface Technologies International the Florida corporation and American Surface Technologies International the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the Florida Corporation's shareholders received one share of new (Delaware) common stock for every one share of old (Florida) common stock they owned. All outstanding shares of the Florida Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the Florida Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity. The change of domicile from Florida to Delaware was agreed to by the consent of the majority of our outstanding voting stock held by Century Capital Partners and Corporate Services International, Inc.

         Effective September 30, 2008 the Company changed its name to Ravenwood Bourne, Ltd., enacted a 1:75 reverse split of its outstanding common stock and changed the authorized capital stock to 300,000,000 shares $.001 par value common stock and 10,000,000 shares of preferred stock $.001 par value. Of the preferred stock 1,000,000 shares were designated as Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to ten (10) votes on all matters submitted to stock holders for vote, is convertible into ten (10) shares of common stock and has a liquidation preference of $1.00 per share. The Company's name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company's current business plan as described herein. Upon designation of the Preferred Stock, same was issued to Corporate Services International, as agreed by the Company, in exchange for Corporate Services International capital investment. On January 19, 2009, Corporate Services International, Inc. converted the 1,000,000 shares of Series B Preferred Stock into 10,000,000 shares of common stock.

         The name change, reverse split and change in authorized capital stock was agreed to by the consent of the majority of our outstanding voting stock held by Century Capital Partners and Corporate Services International, Inc.

CURRENT BUSINESS PLAN

         Ravenwood Bourne is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Ravenwood Bourne's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another. Management may sell its shares to a third party who subsequently will complete a transaction to bring the Company from a shell company to an operating entity.

         Management has substantial flexibility in identifying and selecting a prospective new business opportunity. Ravenwood Bourne would not be obligated nor does management intend to seek pre-approval by our shareholders prior to entering into a transaction.

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

         Ravenwood Bourne has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At quarter end April 30, 2009 Ravenwood Bourne had a cash balance of $6. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Ravenwood Bourne has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         The Officer of Ravenwood Bourne has some, but not extensive experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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

         Management has not identified and is not currently negotiating a new business opportunity for us. As of June 15, 2009, Ravenwood Bourne is not in negotiations with, nor does it have any agreements with any potential merger candidate or any transaction that could result in a change of control of the Company.

GOVERNMENT REGULATIONS

         As a registered corporation, Ravenwood Bourne, Ltd. is subject to the reporting requirements of the Securities Exchange Act of 1934 (the "34 Act") which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K. The 34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act.

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

ACQUISITION OF OPPORTUNITIES

         Management owns 11,200,000 shares (post split) of common stock or 99% of the total issued and outstanding shares of Ravenwood Bourne. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities. In the past management has completed a sale of its stock to new management who subsequently complete a transaction to move the Company from a shell to an operating business.

         It is anticipated that any securities issued in any reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

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

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At April 30, 2009 we had cash assets of $6. At April 30, 2009 the Company had current liabilities of $17,959, $17,659 of which is due to related parties.

         We have had no revenues in the quarter ended April 30 2009. Our operating expenses for the quarter end April 30, 2009 were $11,173, comprised of general and administrative expenses. Accordingly, we had a net loss of $11,173 and a net loss per share of $Nil for the quarter end April 30, 2009.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         Management related parties have invested $32,562 into the Company in exchange for 11,200,000 (post split) shares of common stock. In addition, management has loaned the Company $17,659 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of April 30, 2009 the Company had current liabilities of $17,959, $17,659 of which was due to related parties for services in connection with corporate and securities filings. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through April, 2009, which totaled $10,800 for the six months then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six months ended April 30, 2009. The total of these expenses was $12,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

         The Company has limited liquidity or capital resources. As of March 31, 2009, the Company had a cash balance of $6. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Ravenwood Bourne, Ltd. to establish and maintain a system for internal controls over financial reporting such that Ravenwood Bourne, Ltd. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2009, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

Evaluation of and Report on Internal Control over Financial Reporting
---------------------------------------------------------------------

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

         Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

         Based on its assessment, management concluded that, as of April 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

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

         Mr. Michael Anthony is the sole member of Century Capital Partners.

         On October 8, 2007, following the submittal of reports by Mr. Scher the Court discharged the receiver and returned the Company to the control of its Board of Directors.

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

         On or near August 27, 2008, Corporate Services International agreed to contribute $20,000 as paid in capital to Ravenwood Bourne, the entire amount of which was paid to Ravenwood Bourne on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. Ravenwood Bourne has used and shall continue to use these funds to pay administrative and operating expenses. Such expenses include, without limitation, fees to re-domicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

         In exchange for the $20,000 capital contribution by Corporate Services International, the Company issued 1,000,000 shares of its Series B Preferred Stock. Corporate Services International is a personal use business consulting company of which Michael Anthony is the sole officer and director. On January 19, 2009 Corporate Services International converted the 1,000,000 shares of Series B Preferred Stock into 10,000,000 shares of restricted common stock.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 21, 2007 after notice to all shareholders, the Company held an annual meeting for the purposes of the election of directors. At the meeting, Michael Anthony was elected the sole Director. Immediately following the shareholder meeting, Michael Anthony was appointed President, Secretary and Treasurer. The total votes, in pre-split numbers in favor of Mr. Anthony's election were 96,024,443 (including those shares held by Century Capital Partners); those against were 189,570; and those abstaining were 0.

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

2.1.3                Articles of Merger - Florida - dated December 7, 2007*

3.2.1                Florida Amended and Restated By-Laws*

3.2.2                Delaware Amended and Restated By-Laws*

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
__________
  *       Previously filed with the Company's Form 10 filed on November 12, 2008


REPORTS ON 8-K

         None


                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 15, 2009                         RAVENWOOD BOURNE, LTD.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer