Form 10-Q
period 2009-07-31
Ravenwood Bourne, Ltd.
filed 2009-09-10
CIK 1076744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: July 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [_]


        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [_] NO [_]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,361,982 as of September 10, 2009

                             RAVENWOOD BOURNE, LTD.

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I

Item 1.  Financial Statements................................................  2

Item 2.  Management's Discussion and Analysis................................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 15

Item 4T. Controls and Procedures............................................. 16

                                     Part II

Item 1.  Legal Proceedings................................................... 17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 17

Item 3.  Default Upon Senior Securities...................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders................. 18

Item 5.  Controls and Procedures............................................. 18

Item 6.  Exhibits............................................................ 18

Signatures................................................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.

                                        Ravenwood Bourne, Ltd.
                                             Balance Sheet
                                                                       July 31,           Oct 31,
-----------------------------------------------------------------------------------------------------
                                                                         2009               2008
-----------------------------------------------------------------------------------------------------
                                                                     (unaudited)

                              ASSETS
Current assets
Cash                                                                            $6                 $0
Prepaid expenses                                                                 0                  0
                                                                    ---------------------------------
  Total current assets                                                           6                  0

-----------------------------------------------------------------------------------------------------
Total Assets                                                                    $6                 $0
-----------------------------------------------------------------------------------------------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                                        $950            $12,096
Accrued expenses                                                                 0                  0
Due to related parties                                                      22,659             14,509
                                                                    ---------------------------------
 Total current liabilities                                                  23,609             26,605

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value
  11,361,982 shares issued & outstanding                                    11,362              1,362
Additional paid-in capital                                                  69,362             41,362
Deficit accumulated since quasi reorganization Oct. 31, 2005             (104,327)           (69,329)
                                                                    ---------------------------------
Total Stockholders' Deficiency                                            (23,603)           (26,605)
-----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                                    $6                 $0
-----------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.






                                                       Ravenwood Bourne, Ltd.
                                                       Statement of Operations
                                                             (unaudited)

                                                                    Three Months Ended July 31,       Nine Months Ended July 31,
                                                                 --------------------------------   --------------------------------
                                                                            2009             2008              2009             2008
                                                                 ---------------   --------------   ---------------   --------------


Revenue                                                                       $0               $0                 $0             $0

Costs & Expenses:
  General & administrative                                                11,650           16,122             34,998         28,778
  Interest                                                                     0                0                  0              0
                                                                --------------------------------------------------------------------
  Total Costs & Expenses                                                  11,650           16,122             34,998         28,778

Loss from continuing operations before income taxes                      (11,650)         (16,122)           (34,998)       (28,778)
Income taxes                                                                   0                0                  0              0

------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                ($11,650)        ($16,122)          ($34,998)      ($28,778)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                        Nil           ($0.01)                Nil        ($0.02)
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                                   Nil           ($0.01)                Nil        ($0.02)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                 11,361,982        1,361,982          8,056,197      1,361,982
------------------------------------------------------------------------------------------------------------------------------------


See notes to unaudited interim financial statements.






                                     Ravenwood Bourne, Ltd.
                                     Statement of Cash Flows
                                           (unaudited)
                                                                    Nine Months Ended July 31,
                                                                 ---------------------------------
                                                                            2009              2008
                                                                 ---------------    --------------

Cash flows from operating activities:
Net Loss                                                              ($34,998)          ($28,778)
Adjustments required to reconcile net loss
  to cash used in operating activities:
Fair value of services provided by related parties                      18,000             18,000
Expenses paid by related parties                                             0                778
Payments made on related party payables                                 (5,000)            10,000
Increase (decrease) in accounts payable & accrued expenses             (11,146)                 0
-------------------------------------------------------------------------------------------------
  Cash used by operating activities:                                   (33,144)                 0
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
  Cash used in investing activities                                          0                  0
-------------------------------------------------------------------------------------------------

  Cash flows from financing activities:
Proceeds from issuance of preferred stock                               20,000                  0
Proceeds of related party debt borrowings                               13,150                  0
-------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                33,150                  0
-------------------------------------------------------------------------------------------------

Change in cash                                                               6                  0
Cash-beginning of period                                                     0                  0
-------------------------------------------------------------------------------------------------
Cash-end of period                                                          $6                 $0
-------------------------------------------------------------------------------------------------


See notes to unaudited interim financial statements.








                                                       Ravenwood Bourne, Ltd.
                                                Statement of Stockholders' Deficiency
                                                             (Unaudited)

                                                  Preferred Stock                      Common Stock
                                            ---------------------------   -----------------------------------------
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                        Additional     since quasi
                                                                                           Common         paid-in     reorganization
                                               Shares         Amount         Shares         Stock         capital      Oct 31, 2005
------------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
Balance at October 31, 2007                                                  1,361,982         $1,362        $17,362       ($21,320)
------------------------------------------------------------------------------------------------------------------------------------
Fair value of services provided by
  related party                                                                                               24,000
Net Loss                                                                                                                    (48,009)
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2008                                                  1,361,982         $1,362        $41,362       ($69,329)
------------------------------------------------------------------------------------------------------------------------------------
Stock issued for cash                          1,000,000         20,000
Conversion of Preferred                       (1,000,000)       (20,000)    10,000,000         10,000         10,000             --
Fair value of services provided by
  related party                                                                                               18,000
Net Loss                                                                                                                    (34,998)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2009                               0             $0     11,361,982        $11,362        $69,362      ($104,327)
------------------------------------------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.




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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended July 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

6. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $22,659 at July 31, 2009.

FAIR VALUE OF SERVICES: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month through July 31, 2009 and 2008, which totaled $16,200 for the respective nine-month periods then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,800 for the respective nine-month periods ended July 31, 2009 and 2008. The total of these expenses was $18,000 for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

      From 1998 through the end of 1999 the Company attempted to expand quickly, including expending a great deal of money on research and development and growth. In 1999 the Company made a large capital investment to open a full scale manufacturing plant to produce its SafetyPlay products. The Company suffered from financial difficulties due to its rapid growth and associated expenditures. Despite efforts, including bringing in new management, the Company's business ultimately failed and the Company ceased operations. In September 2001, the State of Florida administratively dissolved the Company for not maintaining proper filings with the state and not paying its franchise tax fees.

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

      In exchange for the $20,000 capital contribution by Corporate Services International, Inc., the Company agreed to issue 1,000,000 shares of its Series B Preferred Stock. Corporate Services International is a personal use company of which Michael Anthony is the sole shareholder, officer and director.

      In addition to, and separate from the above discussed capital investments, through July 31, 2009, entities affiliated with management have loaned the Company $22,659 for ongoing general and administrative expenses.

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

      Effective September 30, 2008 the Company changed its name to Ravenwood Bourne, Ltd., enacted a 1:75 reverse split of its outstanding common stock and changed the authorized capital stock to 300,000,000 shares $.001 par value common stock and 10,000,000 shares of preferred stock $.001 par value. Of the preferred stock 1,000,000 shares were designated as Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to ten (10) votes on all matters submitted to stock holders for vote, is convertible into ten (10) shares of common stock and has a liquidation preference of $1.00 per share. The Company's name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company's current business plan as described herein. Upon designation of the Series B Preferred Stock, same was issued to Corporate Services International, as agreed by the Company, in exchange for Corporate Services International $20,000 capital investment. On January 19, 2009, Corporate Services International, Inc. converted the 1,000,000 shares of Series B Preferred Stock into 10,000,000 shares of common stock.

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

      Ravenwood Bourne has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At quarter end July 31, 2009 Ravenwood Bourne had a cash balance of $6. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Ravenwood Bourne has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

      Ravenwood Bourne does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. Rather Ravenwood Bourne intends to borrow money from management related parties to finance ongoing operations.

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

      Management has not identified and is not currently negotiating a new business opportunity for us. As of September 10, 2009, Ravenwood Bourne is not in negotiations with, nor does it have any agreements with any potential merger candidate or any transaction that could result in a change of control of the Company.

GOVERNMENT REGULATIONS

      As a registered corporation, Ravenwood Bourne, Inc. is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "34 Act") which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K. The 34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act.

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

      Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At July 31, 2009 we had cash assets of $6. At July 31, 2009 the Company had current liabilities of $23,609, $22,659 of which is due to related parties.

      We have had no revenues in the quarter ended July 31 2009. Our operating expenses for the quarter end July 31, 2009 were $11,650, comprised of general and administrative expenses. Accordingly, we had a net loss of $11,650 and a net loss per share of $Nil for the quarter end July 31, 2009.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

      Management related parties have invested $32,562 into the Company in exchange for 11,200,000 (post split) shares of common stock. In addition, management has loaned the Company $22,659 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of July 31, 2009 the Company had current liabilities of $23,609, $22,659 of which was due to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

      Management provided, without cost to the Company, his services, valued at $1,800 per month through July, 2009, which totaled $16,200 for the nine months then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,800 for the nine months ended July 31, 2009. The total of these expenses was $18,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

      The Company has limited liquidity or capital resources. As of July 31, 2009, the Company had a cash balance of $6. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

ITEM 4T.  CONTROLS AND PROCEDURES

      It is the responsibility of the chief executive officer and chief financial officer of Ravenwood Bourne, Ltd. to establish and maintain a system for internal controls over financial reporting such that Ravenwood Bourne, Ltd. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2009, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

      Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

      Based on its assessment, management concluded that, as of July 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

      The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. In addition, other exemptions, such as state specific exemptions and other federal exemptions, may apply. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On November 21, 2007 after notice to all shareholders, the Company held an annual meeting for the purposes of the election of directors. At the meeting, Michael Anthony was elected the sole Director. Immediately following the shareholder meeting, Michael Anthony was appointed President, Secretary and Treasurer. The total votes, in pre-split numbers in favor of Mr. Anthony's election were 96,024,443 (including those shares held by Century Capital Partners and Corporate Services International); those against were 189,570; and those abstaining were 0.

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


Date: September 10, 2009                      RAVENWOOD BOURNE, LTD.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer