Form 10-K
period 2009-10-31
Ravenwood Bourne, Ltd.
filed 2009-12-16
CIK 1076744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended: October 31, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number: 000 - 53492

                             Ravenwood Bourne, Ltd.
                             ----------------------
                 (Name of small business issuer in its charter)

            Delaware                                              26-3167800
            --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        330 Clematis Street, Suite 217, West Palm Beach, Florida, 33401
        ---------------------------------------------------------------
              (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code - (800) 341-2684

Securities registered under Section 12 (b) of the Exchange Act:  NONE

Securities registered under to Section 12 (g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (for for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $72,918 (162,040 shares at $0.45).

Note: If a determination as to whether a particular person is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 11,362,040 shares as of December 16, 2009

                    DOCUMENTS INCORPORATED BY REFERENCE: None

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                RAVENWOOD BOURNE, LTD.

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I

Item 1.   Business........................................................     3

Item 1A.  Risk Factors....................................................     8

Item 1B.  Unresolved Staff Comments.......................................    13

Item 2.   Properties......................................................    13

Item 3.   Legal Proceedings...............................................    13

Item 4.   Submission of Matters to a Vote of Security Holders.............    15

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.............    15

Item 6.   Selected Financial Data.........................................    17

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................    17

Item 8.   Financial Statements and Supplementary Data.....................    20

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................    31

Item 9A(T).  Controls and Procedures......................................    31

Item 9B.  Other Information...............................................    32

                                    Part III

Item 10.  Directors, Executive Officers, and Corporate Governance.........    33

Item 11.  Executive Compensation..........................................    34

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters....................    35

Item 13.  Certain Relationships and Related Transactions, and
            Director Independence.........................................    35

Item 14.  Principal Accountant fees and services..........................    35

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.........................    36

Signatures................................................................    37

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

         Ravenwood Bourne has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At year end October 31, 2009 Ravenwood Bourne had a cash balance of $326. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Ravenwood Bourne has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

ACQUISITION OF OPPORTUNITIES

         Management owns 11,200,000 shares of common stock or 99% of the total issued and outstanding shares of Ravenwood Bourne. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

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

         At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of October 31, 2008 and October 31, 2009 we had cash of $0 and $326 respectively.

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

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND ACCORDINGLY OUR STOCK IS ILLIQUID AND MAY REMAIN SO

         Ravenwood Bourne's common stock has been subject to quotation on the over the counter bulletin board. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for the last 2 years. No active trading market for our securities may develop following the effective date of this Registration Statement. The lack of an active trading market makes our stock illiquid to investors.

WE HAVE NOT SPECIFIED AN INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES AND ACCORDINGLY RISKS ASSOCIATED WITH A SPECIFIC BUSINESS CANNOT BE ASCERTAINED

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

OUR SOLE OFFICER AND DIRECTOR IS THE SOLE OFFICER AND DIRECTOR OF A SUBSTANTIALLY SIMILAR BLANK CHECK COMPANY AND ACCORDINGLY HAS A CONFLICT OF INTEREST IN DETERMINING BUSINESS OPPORTUNITIES

         Our management is not required to nor will he commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Ravenwood Bourne. Moreover, management is currently an officer and director of Ravenwood Bourne, Ltd., a company substantially similar to Ravenwood Bourne.

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

         In addition, conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other non-management stockholders. A conflict of interest may arise between management's personal pecuniary interest and its fiduciary duty to stockholders.

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

POTENTIAL RISKS OF AN ACQUISITION OR MERGER WITH A FOREIGN COMPANY

If we enter into a business combination, acquisition or merger with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self sufficiency and blance of payments positions and in other respects.

RAVENWOOD BOURNE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES

         Ravenwood Bourne has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of October 31, 2008 and October 31, 2009, Ravenwood Bourne had incurred $48,009 and $44,842 for general and administrative expenses, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees. In addition, as of October 31, 2008 Ravenwood Bourne had current liabilities of $26,605, $14,509 of which is due to related parties and as of October 31, 2009 Ravenwood Bourne had current liabilities of $27,773, $26,659 of which is due to related parties. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Form 10-K management related parties have made a capital investment of $32,562 and additional loans in the amount of $4,509 for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES

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

RULE 144 RELATED RISK

         The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

         Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

      o 1% of the total number of securities of the same class then outstanding; or

      o the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

PROVIDED, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

RESTRICTIONS ON THE RELIANCE OF RULE 144 BY SHELL COMPANIES OR FORMER SHELL COMPANIES

         Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

      o The issuer of the securities that was formerly a shell company has ceased to be a shell company;

      o The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;

      o The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

      o At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

RULE 145 RELATED RISKS

         In the business combination context, Rule 145 has imposed on affiliates of either the acquirer or the target company restrictions on public resales of securities received in a business combination, even where the securities to be issued in the business combination were registered under the Securities Act. These restrictions were designed to prevent the rapid distribution of securities into the public markets after a registered business combination by those who were in a position to influence the business combination transaction. The recent adopted amendments to Rule 145 eliminate these restrictions in most circumstances.

         Under the new amendments, affiliates of a target company who receive registered shares in a Rule 145 business combination transaction, and who do not become affiliates of the acquirer, will be able to immediately resell the securities received by them into the public markets without registration (except for affiliates of a shell company as discussed in the following section). However, those persons who are affiliates of the acquirer, and those who become affiliates of the acquirer after the acquisition, will still be subject to the Rule 144 resale conditions generally applicable to affiliates, including the adequate current public information requirement, volume limitations, manner-of-sale requirements for equity securities, and, if applicable, a Form 144 filing.

APPLICATION OF RULE 145 TO SHELL COMPANIES

         Public resales of securities acquired by affiliates of acquirers and target companies in business combination transactions involving shell companies will continue to be subject to restrictions imposed by Rule 145. If the business combination transaction is not registered under the Securities Act, then the affiliates must look to Rule 144 to resell their securities (with the additional Rule 144 conditions applicable to shell company securities). If the business combination transaction is registered under the Securities Act, then affiliates of the acquirer and target company may resell the securities acquired in the transaction, subject to the following conditions:

      o The issuer must meet all of the conditions applicable to shell companies under Rule 144;

      o After 90 days from the date of the acquisition, the affiliates may resell their securities subject to Rule 144's volume limitations, adequate current public information requirement, and manner-of-sale requirements;

      o After six months from the date of the acquisition, selling security-holders who are not affiliates of the acquirer may resell their securities subject only to the adequate current public information requirement of Rule 144; and

      o After one year from the date of the acquisition, selling security-holders who are not affiliates or the acquirer may resell their securities without restriction.

THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

         We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity. We cannot guarantee however that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

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

         Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of December 16, 2009, we have 11,362,040 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

PRINCIPAL STOCKHOLDER MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE HIS SHARES OF COMMON STOCK.

         In order to provide control of the Company to third party, our principal stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized for the Company to repurchase shares of common stock held by such principal stockholder. As a result of such transaction, our management, principal stockholder(s) and Board of Directors may change.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         NONE.

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

         The Company did not submit any matter to a vote of the shareholders for year end October 31, 2009.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock is traded on the over the counter bulletin board under the symbol "RVNW". Such trading of our common stock is limited and sporadic. To the best knowledge of the Company, there has been no active trading activity for approximately the past two years.

         According to records of the Company's transfer agent, the Company had approximately 59 holders of Common Stock of record as of December 14, 2009. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended October 31, 2009 and 2008. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

         2008                                         HIGH            LOW
         ----                                         ----            ---
         Quarter ended October 31, 2008              $0.50            $0.10
         Quarter ended July 31, 2008                 $0.50            $0.50
         Quarter ended April 30, 2008                $1.50            $0.50
         Quarter ended January 31, 2008              $2.25            $0.35

         2009
         ----
         Quarter ended October 31, 2009              $0.45            $0.45
         Quarter ended July 31, 2009                 $0.45            $0.45
         Quarter ended April 30, 2009                $0.51            $0.45
         Quarter ended January 31, 2009              $0.51            $0.45

         At the time of filing of this Form 10-K, there is no common stock that is subject to outstanding options or warrants to purchase common equity. At the time of filing this Form 10-K there are no outstanding convertible securities of the Company.

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

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At October 31, 2008 and 2009, we had cash assets of $0 and $326 respectively. At October 31, 2009 the Company had current liabilities of $27,773, $26,659 due to related parties and as of October 31, 2008 we had current liabilities of $26,605, $14,509 of which is due to related parties.

         We have had no revenues in the years ended October 31, 2008 or 2009. Our operating expenses for the year end October 31, 2009 were $44,842 and for the year end October 31, 2008 were $48,009, comprised of general and administrative expenses. Accordingly, we had a net loss of $44,842 and a net loss per share of $Nil for the year end October 31, 2009 and a net loss of $48,009 and a net loss per share of $0.04 for the year end October 31, 2008.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         Management related parties have invested $32,562 into the Company in exchange for 1,200,000 shares of common stock and 1,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $4,509 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of October 31, 2009 the Company had current liabilities of $27,773, $26,659 due to related parties and as of October 31, 2008 the Company had current liabilities of $26,605, $14,509 of which is due to related parties. In particular, management has loaned the Company $4,509 and the Company's securities counsel, Laura Anthony, the wife of our officer and director, is owed $10,000 for legal services in connection with reporting requirements. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through October 31, 2009, which totaled $21,600 for the year then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the year ended October 31, 2009. The total of these expenses was $24,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                ORLANDO, FL 32708



Board of Directors and Shareholders
Ravenwood Bourne, Ltd.
West Palm Beach, Florida


I have audited the accompanying balance sheets of Ravenwood Bourne, Ltd. as of October 31 2009 and 2008 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ravenwood Bourne, Ltd., (f/k/a Global Environmental, Inc.) as of October 31, 2009 and 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

Discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised
2004), SHARE-BASED PAYMENT. Also discussed in the notes and effective October 31, 2005, the Company executed a plan of quasi-reorganization and restatement of accounts.


December 16, 2009


/s/ Michael F. Cronin
---------------------

Michael F. Cronin
Certified Public Accountant
NY, FL


                                     Ravenwood Bourne, Ltd.
                                         Balance Sheet
                                                                   Oct 31,           Oct 31,
-----------------------------------------------------------------------------------------------
                                                                    2009              2008
-----------------------------------------------------------------------------------------------

                                             ASSETS
Current assets
Cash                                                             $        326      $          0
Prepaid expenses                                                            0                 0
                                                                 ------------------------------
  Total current assets                                                    326                 0
-----------------------------------------------------------------------------------------------
Total Assets                                                     $        326      $          0
-----------------------------------------------------------------------------------------------

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                           $      1,114      $     12,096
Accrued expenses                                                            0                 0
Due to related parties                                                 26,659            14,509
                                                                 ------------------------------
  Total current liabilities                                            27,773            26,605

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value
  11,362,040 shares issued & outstanding                               11,362             1,362
Additional paid-in capital                                             75,362            41,362
Deficit accumulated since quasi reorganization Oct. 31, 2005         (114,171)          (69,329)
                                                                 ------------------------------
  Total Stockholders' Deficiency                                      (27,447)          (26,605)

-----------------------------------------------------------------------------------------------
  Total Liabilities & Stockholders' Deficiency                   $        326      $          0
-----------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                 Ravenwood Bourne, Ltd.
                                 Statement of Operations

                                                                 Year Ended Oct 31,
                                                          ------------------------------
                                                              2009             2008
                                                          ------------------------------


Revenue                                                   $          0      $          0

Costs & Expenses:
  General & administrative                                      44,842            48,009
  Interest                                                           0                 0
                                                          ------------------------------
  Total Costs & Expenses                                        44,842            48,009

Loss from continuing operations before income taxes            (44,842)          (48,009)
Income taxes                                                         0                 0

----------------------------------------------------------------------------------------
Net Loss                                                  ($    44,842)     ($    48,009)
----------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                              Nil      ($      0.04)
----------------------------------------------------------------------------------------
Basic and diluted net loss                                         Nil      ($      0.04)
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)        9,170,201         1,361,982
----------------------------------------------------------------------------------------


See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                    Ravenwood Bourne, Ltd.
                                   Statement of Cash Flows
                                                                    Years Ended Oct 31,
                                                               ------------------------------
                                                                   2009              2008
                                                               ------------      ------------

Cash flows from operating activities:
Net Loss                                                       ($    44,842)     ($    48,009)
Adjustments required to reconcile net loss
  to cash used in operating activities:
Fair value of services provided by related parties                   24,000            34,000
Expenses paid by related parties                                          0             1,913
Payments made on related party payables                              (5,000)                0
Increase (decrease) in accounts payable & accrued expenses          (10,982)           12,096
---------------------------------------------------------------------------------------------
  Cash used by operating activities:                                (36,824)                0
---------------------------------------------------------------------------------------------

  Cash flows from financing activities:
Proceeds from issuance of preferred stock                            20,000                 0
Proceeds of related party debt borrowings                            17,150                 0
---------------------------------------------------------------------------------------------
  Cash generated by financing activities                             37,150                 0
---------------------------------------------------------------------------------------------

Change in cash                                                          326                 0
Cash-beginning of period                                                  0                 0
---------------------------------------------------------------------------------------------
Cash-end of period                                             $        326      $          0
---------------------------------------------------------------------------------------------


See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                                    Ravenwood Bourne, Ltd.
                                             Statement of Stockholders' Deficiency

                                               Preferred Stock                       Common Stock
                                          --------------------------    ---------------------------------------
                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                                                     Additional    since quasi
                                                                                       Common          paid-in    reorganization
                                            Shares          Amount        Shares        Stock          capital     Oct 31, 2005
------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2007                        --             --      1,362,040   $     1,362    $    17,362   ($   21,320)
------------------------------------------------------------------------------------------------------------------------------
Fair value of services provided by
  related party                                                                                           24,000
Net Loss                                                                                                                (48,009)
------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2008                                               1,362,040   $     1,362    $    41,362   ($   69,329)
------------------------------------------------------------------------------------------------------------------------------
Stock issued for cash                       1,000,000         20,000
Conversion of Preferred                    (1,000,000)       (20,000)    10,000,000        10,000         10,000
Fair value of services provided by
  related party                                                                                           24,000
Net Loss                                                                                                               (44,842)
------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2009                         0    $         0     11,362,040   $    11,362    $    75,362   ($  114,171)
------------------------------------------------------------------------------------------------------------------------------


See Summary of Significant Accounting Policies and Notes to Financial Statements.



                             RAVENWOOD BOURNE, LTD.
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                October 31, 2009

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31 2009. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

UNCERTAIN TAX POSITIONS The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on July 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the "Codification") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on August 1, 2009. SFAS 165 affects disclosures only.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

                             RAVENWOOD BOURNE, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2009


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

Mr. Anthony is the managing member of Century Capital partners and has sole voting and dispositive control. Corporate Services International is a company in which our director, Michael Anthony, is a controlling shareholder.

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

We have a current operating loss carry-forward of $ 20,000 resulting in deferred tax assets of $3,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. At October 31, 2009 and 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

       COMMON STOCK
We are currently authorized to issue up to 300,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. October 16, 2007, in exchange for approximately $12,562 capital investment by Century Capital Partners, we issued 1.2 million (1,200,000) shares of restricted $.001 par value common stock (90,000,000 shares pre-reverse). Mr. Anthony is the managing member of CCP and has sole voting and dispositive control. On January 19, 2009, Corporate Services International converted the Series B Preferred Stock into 10,000,000 shares of common stock.

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

On August 27, 2008 we designated 1,000,000 shares of Series "B" preferred stock. The Series B allows voting rights in a ratio of 10:1 over the common. Each share of the Series B is convertible in to 10 shares of common at the discretion of the holder. On August 27, 2008 Corporate Services International agreed to contribute a total of $20,000 as paid in capital in exchange for 1,000,000 shares of the Series B preferred stock. Corporate Services International is a private company in which our director, Michael Anthony, is a controlling shareholder. The company is to use these funds to pay the costs and expenses necessary to revive business operations. Such expenses include fees to reinstate the corporate charter; payment of all past due franchise taxes; settling all past due accounts with the transfer agent; accounting and legal fees; costs associated with bringing current its filings with the Securities and Exchange Commission, etc. In November, 2008 the full subscription of $20,000 was received. On January 19, 2009, Corporate Services International converted the Series B Preferred Stock into 10,000,000 shares of common stock.

There are no employee or non-employee options grants.

5. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid by affiliates prior to the establishment of a bank account. Such items totaled $21,659 and $4,509 at October 31, 2009 and 2008 respectively.

FAIR VALUE OF SERVICES: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $21,600 respectively for the years 2009 and 2008. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the twelve-month periods ended October 31, 2009 and 2008. The total of these expenses of $24,000 and was reflected in the statement of operations for each year presented as general and administrative expenses with a corresponding contribution of paid-in capital.

Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) were valued at $10,000 and of which $5,000 was unpaid at October 31, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants.

ITEM 9A(T).  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Ravenwood Bourne, Ltd. to establish and maintain a system for internal controls over financial reporting such that Ravenwood Bourne, Ltd. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2009, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

         Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

         Based on its assessment, management concluded that, as of October 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

         There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

                                                              EXECUTIVE OFFICER
NAME              AGE      POSITION                           AND DIRECTOR SINCE
----              ---      --------                           ------------------
Michael Anthony   43       Chief Executive Officer,           October 7, 2007
                           President, Secretary,
                           Treasurer, Director

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

         On or about July 15, 2005 Mr. Anthony became an officer and director of Ubrandit.com, Inc. a reporting blank check company and resigned his position on October 31, 2006. On or about July 30, 2006 Mr. Anthony became an officer and director of Standard Commerce, Inc. a reporting blank check company and resigned his position on August 24, 2007. On or about March 15, 2007, Mr. Anthony became an officer and director Apogee Robotics, Inc. a reporting blank check company and resigned his position on March 31, 2008. On or about May 25, 2007, Mr. Anthony became an officer and director or Aim Smart Corporation, a reporting blank check company and resigned his position on April 24, 2008. On or about July 2, 2007, Mr. Anthony became an officer and director of Diversified Opportunities, Inc., a reporting blank check company and resigned his position on May 30, 2008. On or about April 12, 2007, Mr. Anthony became an officer and director of Econometrics, Inc., a reporting blank check company and resigned his position on January 10, 2009. On or about September 5, 2007, Mr. Anthony became an officer and of Dover Glen, Inc., a reporting blank check company and resigned his position on December 16, 2008.

         In addition, Mr. Anthony is currently an officer and director of Highland Ridge, Inc. a reporting blank check company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end October 31, 2009, all Section 16(a) forms were filed.

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

ITEM 11. EXECUTIVE COMPENSATION

         No executive compensation was paid during the fiscal period ended October 31, 2009 or 2008 by Ravenwood Bourne. Ravenwood Bourne has no employment agreement with any of its officers and directors. Ravenwood Bourne has no employees and no compensation committee.

         The following tables show, as to the named executive officers, certain information concerning stock options:

OPTION GRANTS DURING 2009

                         PERCENT OF
          NUMBER OF      TOTAL OPTIONS
          SECURITIES     GRANTED TO          EXERCISE OR
          UNDERLYING     EMPLOYEES IN        BASE PRICE     EXPIRATION
NAME      OPTIONS        FISCAL YEAR         ($/SH)         DATE
----      -------        -----------         ------         ----

NONE

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES
                                             NUMBER OF SECURITIES
          ACQUIRED         VALUE            UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED IN
NAME      ON EXERICSE      REALIZED          OPTIONS AT FY-END (#)             THE MONEY OPTIONS
----      -----------      --------          ---------------------          -----------------------
                                          EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                                          -----------  -------------      -----------  -------------

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

         The following table sets forth, as of December 14, 2009 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding capital stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Owner                     Common Shares           Percentage
                                                     (1)
--------------------------------------------------------------------------------
Michael Anthony(2)          11,200,000               99%
--------------------------------------------------------------------------------
Officers and directors      11,200,000               99%
as a group (1 persons)

5% shareholders:

None

--------------------------------------------------------------------------------

(1) Based on 11,362,040 shares of common stock outstanding as of December 14, 2009.

(2) 1,200,000 Common Shares are held by Century Capital Partners, LLC, a private services corporation of which Mr. Anthony is the sole managing member and 10,000,000 shares of common stock are held by Corporate Services International, Inc., a private services corporation for which Michael Anthony is the sole officer, director and shareholder

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         Laura Anthony, Esquire is corporate and securities counsel to the Company. Laura Anthony is Michael Anthony's wife. Ms. Anthony's total legal fees for the year ending October 31, 2008 totaled $10,000 and for the year ending October 31, 2009 were $10,000.

         Ravenwood Bourne does not have any outside directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

         The Company was billed a total of $4,450 for the fiscal year ended October 31, 2009 and $5,000 for 2008 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our annual report.

AUDIT RELATED FEES

         There were $0 in audit related fees for the fiscal years ended October 31, 2009 and 2008. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

         There were no tax fees for the fiscal year ended October 31, 2009. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's financial statements for the fiscal years ended October 31, 2008 and 2009 appear in this Report on pages 20 - 30.

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


Date:  December 15, 2009                      RAVENWOOD BOURNE, Ltd.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer