Form 10-Q
period 2010-01-31
Ravenwood Bourne, Ltd.
filed 2010-02-10
CIK 1076744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended: January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,361,982 as of February 10, 2010

                             RAVENWOOD BOURNE, LTD.

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I
Item 1.  Financial Statements...............................................   2

Item 2.  Management's Discussion and Analysis...............................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  15

Item 4T. Controls and Procedures............................................  15

                                     Part II

Item 1.  Legal Proceedings..................................................  16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  16

Item 3.  Default Upon Senior Securities.....................................  17

Item 4.  Submission of Matters to a Vote of Security Holders................  17

Item 5.  Controls and Procedures............................................  17

Item 6.  Exhibits...........................................................  17


Signatures..................................................................  17


                                 PART I - FINANCIAL INFORMATION

                                     Ravenwood Bourne, Ltd.
                                         Balance Sheet
                                                                    Jan 31,          Oct 31,
                                                                     2010              2009
                                                                 ------------      ------------
                                                                  (unaudited)

                              ASSETS
Current assets
Cash                                                             $        662      $        326
Prepaid expenses                                                            0                 0
                                                                 ------------      ------------
  Total current assets                                                    662               326

-----------------------------------------------------------------------------------------------
Total Assets                                                     $        662      $        326
-----------------------------------------------------------------------------------------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                           $      4,760      $      1,114
Accrued expenses                                                            0                 0
Due to related parties                                                 27,159            26,659
                                                                 ------------      ------------
 Total current liabilities                                             31,919            27,773

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value
11,361,982 shares issued & outstanding                                 11,362            11,362
Additional paid-in capital                                             81,362            75,362
Deficit accumulated since quasi reorganization Oct. 31, 2005         (123,981)         (114,171)
                                                                 ------------      ------------
Total Stockholders' Deficiency                                        (31,257)          (27,447)

-----------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                     $        662      $        326
-----------------------------------------------------------------------------------------------



See notes to unaudited interim financial statements.




                                 Ravenwood Bourne, Ltd.
                                 Statement of Operations
                                       (unaudited)

                                                            Three Months Ended Jan 31,
                                                          ------------------------------
                                                              2010              2009
                                                          ------------      ------------


Revenue                                                   $          0      $          0

Costs & Expenses:
  General & administrative                                       9,810            12,175
  Interest                                                           0                 0
                                                          ------------      ------------
  Total Costs & Expenses                                         9,810            12,175

Loss from continuing operations before income taxes             (9,810)          (12,175)
Income taxes                                                         0                 0

----------------------------------------------------------------------------------------
Net Income                                                ($     9,810)     ($    12,175)
----------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                              Nil               Nil
----------------------------------------------------------------------------------------
Basic and diluted net loss                                         Nil               Nil
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)       11,361,982         2,666,330
----------------------------------------------------------------------------------------



See notes to unaudited interim financial statements.






                                   Ravenwood Bourne, Ltd.
                                  Statement of Cash Flows
                                        (unaudited)
                                                                 Three Months Ended Jan 31
                                                               ----------------------------
                                                                  2010              2009
                                                               -----------      -----------

Cash flows from operating activities:
Net Loss                                                       ($    9,810)     ($   12,175)
Adjustments required to reconcile net loss
   to cash used in operating activities:
Fair value of services provided by related parties                   6,000        6,000,000
Expenses paid by related parties                                         0                0
Payments made on related party payables                                  0           (5,000)
Increase (decrease) in accounts payable & accrued expenses           3,646          (11,796)
-------------------------------------------------------------------------------------------
 Cash used by operating activities:                                   (164)         (22,971)
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
 Cash used in investing activities                                       0                0
-------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of preferred stock                                0           20,000
Proceeds of related party debt borrowings                              500            3,000
-------------------------------------------------------------------------------------------
 Cash generated by financing activities                                500           23,000
-------------------------------------------------------------------------------------------

Change in cash                                                         336               29
Cash-beginning of period                                               326                0
-------------------------------------------------------------------------------------------
Cash-end of period                                             $       662      $        29
-------------------------------------------------------------------------------------------



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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our October 31, 2009 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended January 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

3.      EARNINGS/LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to our reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred October 31, 2005.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.


4. NEW ACCOUNTING STANDARDS

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

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

6. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $22,159 at January 31, 2010.

FAIR VALUE OF SERVICES: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month through January 31, 2010 and 2009, which totaled $5,400 for the respective three-month periods then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the respective three-month periods ended January 31, 2010 and 2009. The total of these expenses was $6,000 for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Legal services previously provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) were valued $10,000 of which $5,000 remains unpaid at January 31, 2010.

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

         In addition to, and separate from the above discussed capital investments, through January 31, 2010, Century Capital Partners has loaned the Company $22,159 for ongoing general and administrative expenses.

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

         Ravenwood Bourne has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At quarter end January 31, 2010 Ravenwood Bourne had a cash balance of $662. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Ravenwood Bourne has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At January 31, 2010 we had cash assets of $662. At January 31, 2010 the Company had current liabilities of $31919, $27,159 of which is due to related parties.

         We have had no revenues in the quarter ended January 31, 2010. Our operating expenses for the quarter end January 31, 2010 were $9,810, comprised of general and administrative expenses. Accordingly, we had a net loss of $9,810 and a net loss per share of $Nil for the quarter end January 31, 2010.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         Management related parties have invested $32,562 into the Company in exchange for 11,200,000 (post split) shares of common stock. In addition, management has loaned the Company $22,159 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of January 31, 2010 the Company had current liabilities of $31,919, $27,159 of which was due to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through January 31, 2010 and 2009, which totaled $5,400 for the respective three-month periods then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the respective three-month periods ended January 31, 2010 and 2009. The total of these expenses was $6,000 for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

         The Company has limited liquidity or capital resources. As of January 31, 2010, the Company had a cash balance of $662. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

ITEM 4T.  CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Ravenwood Bourne, Ltd. to establish and maintain a system for internal controls over financial reporting such that Ravenwood Bourne, Ltd. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2010, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

         Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

         None.


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


Date:  February 10, 2010                      RAVENWOOD BOURNE, LTD.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer