Form 10-Q
period 2010-04-30
Ravenwood Bourne, Ltd.
filed 2010-06-14
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: 30 April 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 - 53492

Ravenwood Bourne, Ltd.
(Name of small business issuer in its charter)

Delaware	26-3167800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Main Street, #300, Irvine, California 92614
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,162,040 as of 31 May 2010

RAVENWOOD BOURNE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

Ravenwood Bourne, Ltd.
Balance Sheet
	April 30,	Oct 31,
	2010	2009
	(unaudited)

Assets
Current assets
Cash	$0	$326
Prepaid expenses	0	0
Total current assets	0	326

Total Assets	$0	$326

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$950	$1,114
Accrued expenses	0	0
Due to related parties	0	26,659
Total current liabilities	950	27,773

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value
12,162,040 shares issued & outstanding	12,162	11,362
Additional paid-in capital	116,869	75,362
Deficit accumulated since quasi reorganization Oct. 31, 2005	(129,981)	(114,171)
Total Stockholders' Deficiency	(950)	(27,447)

Total Liabilities & Stockholders' Deficiency	$0	$326
See notes to unaudited interim financial statements.

Ravenwood Bourne, Ltd.
Statement of Operations
(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	6,000	11,173	15,810	23,348
Interest	0	0	0	0
Total Costs & Expenses	6,000	11,173	15,810	23,348

Loss from continuing operations before income taxes	(6,000)	(11,173)	(15,810)	(23,348)
Income taxes	0	0	0	0

Net Loss	$(6,000)	$(11,173)	$(15,810)	$(23,348)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	11,631,703	11,361,982	11,494,637	6,942,092
See notes to unaudited interim financial statements.

Ravenwood Bourne, Ltd.
Statement of Cash Flows
(unaudited)
	Six Months Ended April 30
	2010	2009

Cash flows from operating activities:
Net Loss	$(15,810)	$(23,348)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	12,000	12,000
Expenses paid by related parties	0	0
Payments made on related party payables	0	(10,000)
Increase (decrease) in accounts payable & accrued expenses	(164)	(11,796)
Cash used by operating activities:	(3,974)	(33,144)

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	275,000	0
Redemption of common stock	(275,000)	0
Proceeds from issuance of preferred stock	0	20,000
Capital contributed by related party	3,148	0
Proceeds of related party debt borrowings	500	13,150
Cash generated by financing activities	3,648	33,150

Change in cash	(326)	6
Cash-beginning of period	326	0
Cash-end of period	$(0)	$6
See notes to unaudited interim financial statements.

Ravenwood Bourne, Ltd.
Statement of Stockholders' Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Common Stock	Additional paid-in capital	Deficit Accumulated since quasi reorganization Oct 31, 2005
Balance at October 31, 2008			1,362,040	$1,362	$41,362	$(69,329)
Stock issued for cash	1,000,000	20,000
Conversion of Preferred	(1,000,000)	(20,000)	10,000,000	10,000	10,000
Fair value of services provided by related party					24,000
Net Loss						(44,842)
Balance at October 31, 2009	0	$0	11,362,040	$11,362	$75,362	$(114,171)
Stock issued for cash			12,000,000	12,000	263,000
Purchase and retirement of treasury stock			(11,200,000)	(11,200)	(263,800)
Fair value of services provided by related party					12,000
Capital contributed by related party					3,148
Conversion of related party debt					27,159
Net Loss						(15,810)
Balance at April 30, 2010	0	$0	12,162,040	$12,162	$116,869	$(129,981)
See notes to unaudited interim financial statements.

RAVENWOOD BOURNE, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:
Effective October 31, 2005, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet.  The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors.  The Company, as approved by its Board of Directors, elected to state its November 1, 2005, balance sheet as a “quasi reorganization”, pursuant to ARB 43.  These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital.  From November 1, 2005 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended April 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares formerly issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.

3.	New Accounting Standards
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

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

4.     Stockholders' Equity:

         Common Stock

We are currently authorized to issue up to 300,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

On March 31, 2010, we issued 12,000,000 shares of our common stock to Bedrock Ventures, Inc. Under the terms of this transaction we received $275,000 for the shares we issued.

On April 1, 2010, we repurchased and retired a total of 11,200,000 shares of our common stock from two of our shareholders for a total cash payment of $275,000. We repurchased 10,000,000 shares from Corporate Services International, Inc and 1,200,000 shares from Century Capital Partners, LLC. These to repurchases were funded from the proceeds of the Bedrock Ventures, Inc. transaction.

As a result of the transactions, Bedrock Ventures, Inc. became the holder of 99% of our issued and outstanding shares of common stock.

        Preferred Stock

We are currently authorized to issue up to 10,000,000 shares of $ 0.001 preferred stock.

On January 19, 2009, Corporate Services International, Inc. converted the 1,000,000 shares of Series B Preferred Stock into 10,000,000 shares of common stock.

5.     Related Party Transactions Not Disclosed Elsewhere:
Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $27,159 and were forgiven. Forgiveness of debt by related parties in treated as a capital transaction. Accordingly, we increased paid-in capital by this amount in the period ended April 30, 2010.

Fair value of services: Certain related parties provided, without cost to the Company, their services, valued at $1,800 per month through April 30, 2010 and 2009, which totaled $10,800 for the respective six-month periods then ended. Also, without cost to the Company, office space valued at $200 per month was provided which totaled $1,200 for the respective six-month periods ended April 30, 2010 and 2009. The total of these expenses was $12,000 for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Effective October 31, 2005 the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its November 1, 2005 balance sheet as a "quasi\ reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From November 1, 2005 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

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

On October 11, 2007, American Surface Technologies International, Inc. was incorporated in Delaware for the purpose of merging with American Surface Technologies International, Inc., a Florida Corporation so as to effect a re- domicile to Delaware. The Delaware Corporation is authorized to issue 250,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock. On December 11, 2007 both American Surface Technologies International the Florida corporation and American Surface Technologies International the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the Florida Corporation's shareholders received one share of new (Delaware) common stock for every one share of old (Florida) common stock they owned. All outstanding shares of the Florida Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the Florida Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

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

On or around 30 March 2010 the Company issued 12,000,000 shares of its common stock to Bedrock Ventures, Inc. for a total consideration of $275,000.

On or around 01 April 2010 the Company redeemed a total of 11,200,000 shares from CENTURY CAPITAL PARTNERS, LLC. and CORPORATE SERVICES INTERNATIONAL, INC. for a total of $275,000.

On 05 April 2010 Michael Anthony appointed Keith A. Rosenbaum as the sole officer and director of the Company. Michael Anthony then resigned all positions in and with the company as of the same date.

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

Ravenwood Bourne has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At quarter end 30 April 2010 Ravenwood Bourne had a cash balance of $0. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Ravenwood Bourne has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

ACQUISITION OPPORTUNITIES

Management has been appointed by the owner of 12,000,000 shares of common stock, or 98.7% of the total issued and outstanding shares of Ravenwood Bourne. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At April 30, 2010 we had cash assets of $0. At April 30, 2010 the Company had current liabilities of $950, none of which is due to related parties.

We have had no revenues in the quarter ended 30 April 2010. Our operating expenses for the quarter end 30 April 2010 were $6,000.  Accordingly, we had a net loss of $6,000 and a net loss per share of $0 for the quarter end 30 April 2010.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         Management was appointed by the party which invested $275,000 into the Company in exchange for 12,000,000 shares of common stock. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of 30 April 2010 the Company had current liabilities of $950. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The Company has limited liquidity or capital resources. As of 30 April 2010, the Company had a cash balance of $0. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

Ravenwood Bourne currently plans to satisfy its cash requirements for the next 12 months by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Ravenwood Bourne currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

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

ITEM 4.               CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of Ravenwood Bourne, Ltd. to establish and maintain a system for internal controls over financial reporting such that Ravenwood Bourne, Ltd. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Keith A. Rosenbaum is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Rosenbaum immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of 30 April 2010, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of 30 April 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of 30 April 2010, the Company's internal control over financial reporting is effective based on those criteria.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than a change in the management of our Company, there was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

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

On or around 30 March 2010 the Company issued 12,000,000 shares of its common stock to Bedrock Ventures, Inc. for a total consideration of $275,000.

The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(2) of the Act as a privately negotiated, isolated, non-recurring transactions not involving any public solicitation. In addition, other exemptions, such as state specific exemptions and other federal exemptions, may apply. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.

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

Stock Purchase Agreement dated March 31, 2010

Repurchase Agreement dated April 1, 2010

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

Date: June 14, 2010	RAVENWOOD BOURNE, LTD.

	By:	/s/ Keith A. Rosenbaum
Name: Keith A. Rosenbaum
Title: Chief Executive Officer