Form 10-Q
period 2010-07-31
Ravenwood Bourne, Ltd.
filed 2010-09-01
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: 31 July 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,162,040 as of 31 July 2010

RAVENWOOD BOURNE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

Ravenwood Bourne, Ltd.
Balance Sheet
	July 31,	Oct 31,
	2010	2009
	(unaudited)

Assets
Current assets
Cash	$0	$326
Prepaid expenses	0	0
Total current assets	0	326

Total Assets	$0	$326

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$950	$1,114
Accrued expenses	0	0
Due to related parties	0	26,659
Total current liabilities	950	27,773

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value
12,162,040 shares issued & outstanding	12,162	11,362
Additional paid-in capital	122,869	75,362
Deficit accumulated since quasi reorganization Oct. 31, 2005	(135,981)	(114,171)
Total Stockholders' Deficiency	(950)	(27,447)

Total Liabilities & Stockholders' Deficiency	$0	$326
See notes to unaudited interim financial statements.

Ravenwood Bourne, Ltd.
Statement of Operations
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	6,000	11,650	21,810	34,998
Interest	0	0	0	0
Total Costs & Expenses	6,000	11,650	21,810	34,998

Loss from continuing operations before income taxes	(6,000)	(11,650)	(21,810)	(34,998)
Income taxes	0	0	0	0

Net Loss	(6,000)	$(11,650)	$(21,810)	$(34,998)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	12,162,040	11,362,982	11,719,549	8,056,197
See notes to unaudited interim financial statements.

Ravenwood Bourne, Ltd.
Statement of Cash Flows
(unaudited)
	Nine Months Ended July 31
	2010	2009

Cash flows from operating activities:
Net Loss	$(21,810)	$(34,998)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	18,000	18,000
Expenses paid by related parties	0	0
Payments made on related party payables	0	(5,000)
Increase (decrease) in accounts payable & accrued expenses	(164)	(11,146)
Cash used by operating activities:	(3,974)	(33,144)

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	275,000	0
Redemption of common stock	(275,000)	0
Proceeds from issuance of preferred stock	0	20,000
Capital contributed by related party	3,148	0
Proceeds of related party debt borrowings	500	13,150
Cash generated by financing activities	3,648	33,150

Change in cash	(326)	6
Cash-beginning of period	326	0
Cash-end of period	$(0)	$6
See notes to unaudited interim financial statements.

Ravenwood Bourne, Ltd.
Statement of Stockholders' Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Common Stock	Additional paid- in capital	Deficit Accumulated since quasi reorganization Oct 31, 2005
Balance at October 31, 2008			1,362,040	$1,362	$41,362	$(69,329)
Stock issued for cash	1,000,000	20,000
Conversion of Preferred	(1,000,000)	(20,000)	10,000,000	10,000	10,000
Fair value of services provided by related party					24,000
Net Loss						(44,842)
Balance at October 31, 2009	0	$0	11,362,040	$11,362	$75,362	$(114,171)
Stock issued for cash			12,000,000	12,000	263,000
Purchase and retirement of treasury stock			(11,200,000)	(11,200)	(263,800)
Fair value of services provided by related party					12,000
Capital contributed by related party					3,148
Conversion of related party debt					27,159
Net Loss						(21,810)
Balance at July 31, 2010	0	$0	12,162,040	$12,162	$116,869	$(135,981)
See notes to unaudited interim financial statements.

RAVENWOOD BOURNE, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:
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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended July 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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
In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

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

5.    Related Party Transactions Not Disclosed Elsewhere:
Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $27,159 and were forgiven. Forgiveness of debt by related parties in treated as a capital transaction. Accordingly, we increased paid-in capital by this amount in the period ended July 31, 2010.

Fair value of services: Certain related parties provided, without cost to the Company, their services, valued at $1,800 per month through July 31, 2010 and 2009, which totaled $16,200 for the respective nine-month periods then ended. Also, without cost to the Company, office space valued at $200 per month was provided which totaled $1,800 for the respective nine-month periods ended July 31, 2010 and 2009. The total of these expenses was $18,000 for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Ravenwood Bourne has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At quarter end 31 July 2010 Ravenwood Bourne had a cash balance of $0. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Ravenwood Bourne has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At July 31, 2010 we had cash assets of $0. At July 31, 2010 the Company had current liabilities of $950, none of which is due to related parties.

We have had no revenues in the quarter ended 31 July 2010. Our operating expenses for the quarter end 31 July 2010 were $0. Accordingly, we had neither a loss nor a gain for the quarter end 31 July 2010.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

                Management was appointed by the party which invested $275,000 into the Company in exchange for 12,000,000 shares of common stock. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of 31 July 2010 the Company had current liabilities of $950. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

    The Company has limited liquidity or capital resources. As of 31 July 2010, the Company had a cash balance of $0. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

ITEM 4.                     CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of Ravenwood Bourne, Ltd. to establish and maintain a system for internal controls over financial reporting such that Ravenwood Bourne, Ltd. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Keith A. Rosenbaum is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Rosenbaum immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of 31 July 2010, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of 31 July 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of 31 July 2010, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                     EXHIBITS

NUMBER	DESCRIPTION

3.1.1	Certificate of Incorporation dated May 14, 1987*

3.1.2	Articles of Amendment dated June 30, 1998*

3.1.3	Articles of Amendment dated November 12, 1998*

3.1.4	Articles of Amendment dated June 22, 2006*

3.1.5	Certificate of Incorporation of Delaware entity dated October 11, 2007*

3.1.6	Articles of Amendment dated October 18, 2007*

3.1.7	Certificate of Amendment dated August 27, 2008*

2.1.1	Agreement and Plan of Merger dated December 5, 2007*

2.1.2	Certificate of Merger - Delaware - dated December 5, 2007*

2.1.3	Articles of Merger - Florida - dated December 7, 2007*

3.2.1	Florida Amended and Restated By-Laws*

3.2.2	Delaware Amended and Restated By-Laws*

Stock Purchase Agreement dated March 31, 2010**

Repurchase Agreement dated April 1, 2010**

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Previously filed with the Company's Form 10 filed on November 12, 2008.
**	Previously filed with the Company's Form 10-Q filed on June 14, 2010.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2010	RAVENWOOD BOURNE, LTD.

By: /s/ Keith A. Rosenbaum

Name: Keith A. Rosenbaum
Title: Chief Executive Officer