Form 10-K
period 2010-10-31
Ravenwood Bourne, Ltd.
filed 2011-01-28
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 - 53492

Ravenwood Bourne, Ltd.
(Name of small business issuer in its charter)

Delaware	26-3167800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 Village Center Drive, Suite 151, North Oaks, MN 55127
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code – (310) 770-4538

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under to Section 12 (g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (for for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☒ NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $64,816 (162,040 shares at $0.40).

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 12,162,040 shares as of December 31, 2010.

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

Readers are cautioned not to place undue reliance on the forward- looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes.

History

Ravenwood Bourne, Ltd., a Nevada corporation (the "Company" or "Ravenwood Bourne"), was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc for the purpose of engaging in the incentive marketing business. At the time of formation the Company was authorized to issue 7,500 shares of $1.00 par value common stock.

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

On or near August 17, 2010, the Company changed its transfer agent from Island Stock Transfer to Corporate Stock Transfer.

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

On April 5, 2010 Michael Anthony appointed Keith A. Rosenbaum as the sole officer and director of the Company. Michael Anthony then resigned all positions in and with the company as of the same date.

On December 31, 2010 Bedrock Ventures, Inc. executed a written consent of the majority stockholders of the Company removing Mr. Rosenbaum as a director and electing Mr. Fotis Georgiadis as a director. Mr. Georgiadis then removed Mr. Rosenbaum as Chief Executive Officer and appointed himself as Chief Executive Officer.

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

Ravenwood Bourne has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At year end October 31, 2010 Ravenwood Bourne had a cash balance of $0. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Ravenwood Bourne has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

RAVENWOOD BOURNE IS A BLANK CHECK COMPANY

At present, Ravenwood Bourne is a company with no revenues and has no specific business plan or purpose. Ravenwood Bourne's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Ravenwood Bourne is a blank check company and any offerings of our securities would need to comply with Rule 419 under the Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, by a blank check company. Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. Ravenwood Bourne has no current plans to engage in any such offerings.

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

ACQUISITION OF OPPORTUNITIES

Affiliates of management own 12,000,000 shares of common stock or approximately 99% of the total issued and outstanding shares of Ravenwood Bourne. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

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

WE ARE DEPENDENT ON THE SERVICES OF OUR SOLE OFFICER AND DIRECTOR

Ravenwood Bourne is dependent upon the continued services of its sole officer and director, Fotis Georgiadis. If Mr. Georgiadis were to cease offering his services while he is the sole officer and director, it is likely that the Company would cease to maintain its filings under the Exchange Act and would cease to seek new business opportunities.

THE COMPANY HAS NO ASSETS AND NO PRESENT SOURCE OF REVENUES. THE COMPANY IS DEPENDENT UPON THE FINANCIAL SUPPORT OF ITS SOLE OFFICER AND DIRECTOR AND ENTITIES HE IS AFFILIATED WITH.

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of October 31, 2009 and October 31, 2010 we had cash of $326 and $0 respectively.

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

SHAREHOLDERS WILL NOT RECEIVE DISCLOSURE OR INFORMATION REGARDING A PROSPECTIVE BUSINESS

As of the date of this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. Management is not required to and will not provide shareholders with disclosure or information regarding prospective business opportunities. Moreover, a prospective business opportunity may not result in a benefit to shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

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

RAVENWOOD BOURNE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES

Ravenwood Bourne has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of October 31, 2009 and October 31, 2010, Ravenwood Bourne had incurred $44,842 and $28,507 for general and administrative expenses, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees. In addition, as of October 31, 2009 Ravenwood Bourne had current liabilities of $27,773, $26,659 of which is due to related parties and as of October 31, 2010 Ravenwood Bourne had current liabilities of $1,647, $0 of which is due to related parties and. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Form 10-K, current management and related parties have made a capital investment of $ 275,000 and additional loans in the amount of $ 0 for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

RULE 144 RELATED RISK

Even if the Rule 144 rules regarding shell companies were satisfied, the SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date which also affect liquidity through Rule 144. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

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

Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of December 31, 2010, we have 12,162,040 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.  PROPERTIES

Ravenwood Bourne shares office space with its officer and director at 855 Village Center Drive, Suite 151, North Oaks, MN 55127. The Company does not have a lease and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of the shareholders for year end October 31, 2010.  Stockholders holding 12,000,000 shares of common stock did approve a written consent to remove Keith Rosenbaum as a director and replaced him with Fotis Georgiadis in December 2010.

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

According to records of the Company's transfer agent, the Company had approximately 88 holders of Common Stock of record as of December 31, 2010. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended October 31, 2010 and 2009. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

2009	HIGH	LOW
Quarter ended October 31, 2009	$0.45	$0.45
Quarter ended July 31, 2009	$0.45	$0.45
Quarter ended April 30, 2009	$0.51	$0.45
Quarter ended January 31, 2009	$0.51	$0.45

2010	HIGH	LOW
Quarter ended October 31, 2010	$0.40	$0.40
Quarter ended July 31, 2010	$0.40	$0.40
Quarter ended April 30, 2010	$0.40	$0.40
Quarter ended January 31, 2010	$0.45	$0.40

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

Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities.

On March 31, 2010, the Company issued 12,000,000 shares of its common stock to Bedrock Ventures, Inc. Under the terms of this transaction we received $275,000 for the shares the Company issued.

On April 1, 2010 the Company repurchased and retired a total of 11,200,000 shares of its common stock from two of its shareholders for a total cash payment of $275,000. It repurchased 10,000,000 shares from Corporate Services International, Inc and 1,200,000 shares from Century Capital Partners, LLC. These two repurchases were funded from the proceeds of the Bedrock Ventures, Inc. transaction.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At October 31, 2009 and 2010, we had cash assets of $326 and $0 respectively. At October 31, 2010 the Company had current liabilities of $1,647, none due to related parties. As of October 31, 2009 we had current liabilities of $27,773, 26,659 of which was due to related parties.

We have had no revenues in the years ended October 31, 2009 or 2010.  Our operating expenses for the year end October 31, 2010 $28,507 and for the year end October 31, 2009 were $44,842, comprised of general and administrative expenses. Included in those expenses was a charge of $24,000 each year for the fair value of services provided without cost. Accordingly, we had a net loss of $28,507 and a net loss per share of $nil for the year end October 31, 2010, a net loss of $44,842 and a net loss per share of $Nil for the year end October 31, 2009.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Prior management related parties have invested $32,562 into the Company in exchange for 1,200,000 shares of common stock and 1,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $4,509 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of October 31, 2009 the Company had current liabilities of $27,773, $26,659 due to related parties and as of October 31, 2008 the Company had current liabilities of $26,605, $14,509 of which is due to related parties. In particular, prior management has loaned the Company $4,509 and the Company's securities counsel, Laura Anthony, the wife of our officer and director, is owed $10,000 for legal services in connection with reporting requirements.

Management provided, without cost to the Company, his services, valued at $1,800 per month through October 31, 2010, which totaled $21,600 for the year then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the year ended October 31, 2010. The total of these expenses was $24,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Management provided, without cost to the Company, his services, valued at $1,800 per month through October 31, 2009, which totaled $21,600 for the year then ended. The prior principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the year ended October 31, 2009. The total of these expenses was $24,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

In 2010 all related party obligations from prior management were forgiven. Such transactions are deemed a capital contribution.

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

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Ravenwood Bourne, Ltd.
North Oaks, MN

I have audited the accompanying balance sheets of Ravenwood Bourne, Ltd. as of October 31 2010 and 2009 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ravenwood Bourne, Ltd, as of October 31, 2010 and 2009 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $29,000 loss from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 19, 2011

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
NY, FL

Ravenwood Bourne, Ltd.
Balance Sheet

	Oct 31,	Oct 31,
	2010	2009

Assets
Current assets
Cash	$0	$326
Prepaid expenses	0	0
Total current assets	0	326

Total Assets	$0	$326

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$1,647	$1,114
Due to related parties	0	26,659
Total current liabilities	1,647	27,773

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value
12,162,040 shares issued & outstanding (11,362,000 in 2009)	12,162	11,362
Additional paid-in capital	128,869	75,362
Deficit accumulated since quasi reorganization Oct. 31, 2005	(142,678)	(114,171)
Total Stockholders' Deficiency	(1,647)	(27,447)

Total Liabilities & Stockholders' Deficiency	$(0)	$326

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ravenwood Bourne, Ltd.
Statement of Operations

	Year Ended Oct 31,
	2010	2009

Revenue	$0	$0

Costs & Expenses:
General & administrative	28,507	44,842
Interest	0	0
Total Costs & Expenses	28,507	44,842

Loss from continuing operations before income taxes	(28,507)	(44,842)
Income taxes	0	0

Net Loss	$(28,507)	$(44,842)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	11,719,549	9,170,201

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ravenwood Bourne, Ltd.
Statement of Cash Flows

	Year Ended Oct 31
	2010	2009

Cash flows from operating activities:
Net Loss	$(28,507)	$(44,842)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	24,000	24,000
Payments made on related party payables	0	(5,000)
Increase (decrease) in accounts payable & accrued expenses	533	(10,982)
Cash used by operating activities:	(3,974)	(36,824)

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	275,000	0
Redemption of common stock	(275,000)	0
Proceeds from issuance of preferred stock	0	20,000
Capital contributed by related party	3,148	0
Proceeds of related party debt borrowings	500	17,150
Cash generated by financing activities	3,648	37,150

Change in cash	(326)	326
Cash-beginning of period	326	0
Cash-end of period	$(0)	$326

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ravenwood Bourne, Ltd.
Statement of Stockholders' Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Common Stock	Additional paid-in capital	Deficit Accumulated since quasi reorganization Oct 31, 2005
Balance at October 31, 2008			1,362,040	$1,362	$41,362	$(69,329)
Stock issued for cash	1,000,000	20,000
Conversion of Preferred	(1,000,000)	(20,000)	10,000,000	10,000	10,000
Fair value of services provided by related party					24,000
Net Loss						(44,842)
Balance at October 31, 2009	0	$0	11,362,040	$11,362	$75,362	$(114,171)
Stock issued for cash			12,000,000	12,000	263,000
Purchase and retirement of treasury stock			(11,200,000)	(11,200)	(263,800)
Fair value of services provided by related party					24,000
Capital contributed by related party					3,148
Conversion of related party debt					27,159
Net Loss						(28,507)
Balance at October 31, 2010	0	$0	12,162,040	$12,162	$128,869	$(142,678)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

RAVENWOOD BOURNE, LTD.
BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
October 31, 2010

The Company

Organizational Background: Ravenwood Bourne, Ltd., (the “Company” or "Ravenwood Bourne"), was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc for the purpose of engaging in the incentive marketing business.  In September 2001, the State of Florida administratively dissolved us for not maintaining proper filings with the state and not paying its franchise tax fees. In 2006, the Company changed its name to Global Environmental, Inc. On December 11, 2007 we re-domiciled to Delaware and we changed our name to Ravenwood Bourne on September 30, 2008. In 2001 we ceased operations and have not engaged in business operations since that time.

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

Stock Based Compensation: Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments.  Our primary type of share-based compensation consists of stock options. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At October 31, 2010, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Earnings per Common Share: We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to our reverse split. All per share disclosures retroactively reflect shares outstanding or issuable.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized

Recent Accounting Pronouncements

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

RAVENWOOD BOURNE, LTD.
NOTES TO FINANCIAL STATEMENTS
October 31, 2010

1. Income Taxes:

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2005 considered available to reduce future income taxes were reduced or eliminated through our recent  change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $ 24,000 resulting in deferred tax assets of $4,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. At October 31, 2010 and 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

2. Commitments:

The Company is not a party to any leases and does not have any commitments

3. Stockholders' Equity:

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

On March 31, 2010 we issued 12,000,000 shares of our common stock to Bedrock Ventures, Inc. Under the terms of this transaction we received $275,000 for the shares we issued. On April 1, 2010 we repurchased a total of 11,200,000 shares of our common stock from two of our shareholders for a total cash payment of $275,000. We repurchased 10,000,000 shares from Corporate Services International, Inc. and we repurchased 1,200,000 shares from Century Capital Partners, LLC.

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

On August 27, 2008 we designated 1,000,000 shares of Series “B” preferred stock. The Series B allows voting rights in a ratio of 10:1 over the common. Each share of the Series B is convertible in to 10 shares of common at the discretion of the holder. On August 27, 2008 Corporate Services International agreed to contribute a total of $20,000 as paid in capital in exchange for 1,000,000 shares of the Series B preferred stock.  Corporate Services International is a private company in which our director, Michael Anthony, is a controlling shareholder.  The company is to use these funds to pay the costs and expenses necessary to revive business operations.  Such expenses include fees to reinstate the corporate charter; payment of all past due franchise taxes; settling all past due accounts with the transfer agent; accounting and legal fees; costs associated with bringing current its filings with the Securities and Exchange Commission, etc. In November, 2008 the full subscription of $20,000 was received. On January 19, 2009, Corporate Services International converted the Series B Preferred Stock into 10,000,000 shares of common stock.

There are no employee or non-employee options grants.

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid by affiliates prior to the establishment of a bank account. Such items totaled $0 and $21,659 at October 31, 2010 and 2009 respectively.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $21,600 respectively for the years 2010 and 2009. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the twelve-month periods ended October 31, 2010 and 2009. The total of these expenses of $24,000 and was reflected in the statement of operations for each year presented as general and administrative expenses with a corresponding contribution of paid-in capital.

Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony’s spouse) were valued at $10,000 and of which $5,000 was unpaid at October 31, 2009. In 2010 all related party obligations were forgiven. Such transactions are deemed a capital contribution.

5. Subsequent Events:

Effective December 31, 2010, stockholders holding at least 98% of the outstanding voting stock elected Fotis Georgiadis as the sole director.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

			EXECUTIVE OFFICER
NAME	AGE	POSITION	AND DIRECTOR SINCE
Fotis Georgiadis	36	Chief Executive Officer,	December 31, 2010
		President, Secretary,
		Treasurer, Director

Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. Officers are not elected for a fixed term of office but hold office until their successors have been elected. Mr. Georgiadis is not a party to any arrangement or understanding pursuant to which he was or is to be elected as a director.

For the past five years Mr. Georgiadis has owned and operated Bedrock Ventures, Inc, a consulting firm that provides corporate strategy. In that time frame Bedrock has worked in coordination with companies in the entertainment, technology, and restaurant industries, assisting them in expansion and the streamlining of operations. Mr. Georgiadis is the sole officer, director and shareholder of Bedrock.

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

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal period ended October 31, 2010 or 2009 by Ravenwood Bourne. Ravenwood Bourne has no employment agreement with any of its officers and directors. Ravenwood Bourne has no employees and no compensation committee.

There were no option grants during the year ended October 31, 2010.

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

The following table sets forth, as of December 31, 2010 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding capital stock.  Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Owner	Common Shares	Percentage (1)

Fotis Georgiadis(2)	12,000,000	99%

Officers and directors	12,000,000	99% as a group (1 persons)

5% shareholders:

None

Bedrock Ventures, Inc.(2)	12,000,000	99%

(1) Based on 12,162,040 shares of common stock outstanding as of December 31, 2010.

(2) 12,000,000 Common Shares are held by Bedrock Ventures, Inc., a corporation of which Mr. Georgiadis is the sole stockholder, director and officer.

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

Laura Anthony, Esquire is corporate and securities counsel to the Company. Laura Anthony is Michael Anthony's wife. Ms. Anthony's total legal fees for the year ending October 31, 2008 totaled $10,000 and for the year ending October 31, 2009 were $10,000. Michael Anthony was our former officer during our past fiscal year ended October 31, 2010.  He was replaced in April 2010.

Ravenwood Bourne does not have any outside directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The Company was billed a total of $4,450 for 2010 and $4,450 for the fiscal year ended October 31, 2009 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our annual report.

AUDIT RELATED FEES

There were $4,000 in audit related fees for the fiscal years ended October 31, 2010 and 2009. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal year ended October 31, 2010. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's financial statements for the fiscal years ended October 31, 2009 and 2010 appear in this Report on pages 34 - 43.

EXHIBITS
NUMBER	DESCRIPTION

3.1.1	Certificate of Incorporation dated May 14, 1987(1)

3.1.2	Articles of Amendment dated June 30, 1998(1)

3.1.3	Articles of Amendment dated November 12, 1998(1)

3.1.4	Articles of Amendment dated June 22, 2006(1)

3.1.5	Certificate of Incorporation of Delaware entity dated October 11, 2007(1)

3.1.6	Articles of Amendment dated October 18, 2007(1)

3.1.7	Certificate of Amendment dated August 27, 2008(1)

2.1.1	Agreement and Plan of Merger dated December 5, 2007(1)

2.1.2	Certificate of Merger - Delaware - dated December 5, 2007(1)

2.1.3	Articles of Merger - Florida - dated December 7, 2007(1)

3.2.1	Florida Amended and Restated By-Laws(1)

3.2.2	Delaware Amended and Restated By-Laws(1)

10.1	Stock Purchase Agreement dated March 31, 2010 by and between the Company and Bedrock Ventures, Inc. (2)

10.2	Repurchase Agreement dated April 1, 2010 by and among the Company and CENTURY CAPITAL PARTNERS, LLC, and, CORPORATE SERVICES INTERNATIONAL, INC. (2)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

(1)           Previously filed with the Company's Form 10 filed on November 12, 2008

(2)           Previously filed with the Company's Form 8-K filed on April 6, 2010

REPORTS ON 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2011	RAVENWOOD BOURNE, Ltd.

By: /s/ Fotis Georgiadis

Name: Fotis Georgiadis

Title: Chief Executive Officer