Form 10-Q
period 2011-01-31
Ravenwood Bourne, Ltd.
filed 2011-03-11
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. __________ as of January 31, 2011

RAVENWOOD BOURNE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ravenwood Bourne, Ltd.

Balance Sheet

	Jan 31,	Oct 31,
	2011	2010
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$3,358	$1,647
Accrued expenses	0	0
Due to related parties	6,496	0
Total current liabilities	9,854	1,647

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value
12,162,040 shares issued & outstanding	12,162	12,162
Additional paid-in capital	134,869	128,869
Deficit accumulated since quasi reorganization Oct. 31, 2005	(156,885)	(142,678)
Total Stockholders' Deficiency	(9,854)	(1,647)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Ravenwood Bourne, Ltd.

Statement of Operations

(unaudited)

	Three Months Ended Jan 31,
	2011	2010

Revenue	$0	$0

Costs & Expenses:
General & administrative	14,207	9,810
Interest	0	0
Total Costs & Expenses	14,207	9,810

Loss from continuing operations before income taxes	(14,207)	(9,810)
Income taxes	0	0

Net Income	$(14,207)	$(9,810)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	12,162,040	11,361,982

See notes to unaudited interim financial statements.

Ravenwood Bourne, Ltd.

Statement of Cash Flows

(unaudited)

	Three Months Ended Jan 31
	2011	2010

Cash flows from operating activities:
Net Loss	$(14,207)	$(9,810)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	6,000	6,000
Expenses paid by related parties	6,496	0
Increase (decrease) in accounts payable & accrued expenses	1,711	3,646
Cash used by operating activities:	0	(164)

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds of related party debt borrowings	0	500
Cash generated by financing activities	0	500

Change in cash	0	336
Cash-beginning of period	0	326
Cash-end of period	$0	$662

See notes to unaudited interim financial statements.

RAVENWOOD BOURNE, LTD.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our October 31, 2010 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended January 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2011 or 2010.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements..

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

4. Related Party Transactions Not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $6,496.

Fair value of services: Certain related parties provided, without cost to the Company, their services, valued at $1,800 per month through January 31, 2011 and 2010, which totaled $5,400 for the respective three-month periods then ended. Also, without cost to the Company, office space valued at $200 per month was provided which totaled $600 for the respective three-month periods ended January 31, 2011 and 2010. The total of these expenses was $6,000 for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At both January 31, 2011 and October 31, 2010, we had cash assets of $0.  At January 31, 2011 we had current liabilities of $9,854, $6,496 of which was due to related parties.   At October 31, 2010 the Company had current liabilities of $1,647, none due to related parties.

We have had no revenues for the three months ended January 31, 2011 or January 31, 2010.  Our operating expenses for the three months ended January 31, 2011 and January 31, 2010 were $14,207 and $9,810, respectively, comprised of general and administrative expenses. Accordingly, we had a net loss of $14,207 and $9,810, for the three months ended January 31, 2011 and January 31, 2010, respectively.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Prior management related parties have invested $32,562 into the Company in exchange for 1,200,000 shares of common stock and 1,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $4,509 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of January 31, 2011 the Company had current liabilities of $9,854, $6,496 due to related parties and as of October 31, 2010 the Company had current liabilities of $1,647, none of which was due to related parties. In particular, prior management has loaned the Company $4,509.

Certain related parties provided, without cost to the Company, his services, valued at $1,800 per month through January 31,2011 which totaled $5,400 for the quarter then ended. Also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the quarter ended January 31, 2011. The total of these expenses was $6.000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

PLAN OF OPERATION

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

ITEM 4.               CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of Ravenwood Bourne, Ltd. to establish and maintain a system for internal controls over financial reporting such that Ravenwood Bourne, Ltd. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Fotis Georgiadis is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Georgiadis immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2011, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   (REMOVED AND RESERVED)

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

Date: March 10, 2011	RAVENWOOD BOURNE, LTD.

	By:	/s/ Fotis Georgiadis

Name: Fotis Georgiadis
Title: Chief Executive Officer and Chief Financial Officer (principal executive, financing and accounting officer)