Form 10-Q
period 2011-07-31
Ravenwood Bourne, Ltd.
filed 2011-09-14
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,162,040 common shares as of September 9, 2011

RAVENWOOD BOURNE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ravenwood Bourne, Ltd.

Balance Sheet

	July 31,	Oct 31,
	2011	2010
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$3,358	$1,647
Accrued expenses	0	0
Due to related parties	6,496	0
Total current liabilities	9,854	1,647

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value 12,162,040 shares issued & outstanding	12,162	12,162
Additional paid-in capital	143,869	128,869
Deficit accumulated since quasi reorganization Oct. 31, 2005	(165,885)	(142,678)
Total Stockholders' Deficiency	(9,854)	(1,647)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Ravenwood Bourne, Ltd.

Statement of Operations

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,000	6,000	23,207	21,810
Interest	0	0	0	0
Total Costs & Expenses	3,000	6,000	23,207	21,810

Loss from continuing operations before income taxes	(3,000)	(6,000)	(23,207)	(21,810)
Income taxes	0	0	0	0

Net Loss	$(3,000)	$(6,000)	$(23,207)	$(21,810)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	12,162,040	12,162,040	12,162,040	11,719,549
See notes to unaudited interim financial statements.

Ravenwood Bourne, Ltd.

Statement of Cash Flows

(unaudited)

	Nine Months Ended July 31
	2011	2010

Cash flows from operating activities:
Net Loss	$(23,207)	$(21,810)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	15,000	18,000
Expenses paid by related parties	6,496	0
Increase (decrease) in accounts payable & accrued expenses	1,711	(164)
Cash used by operating activities:	0	(3,974)

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	275,000
Redemption of common stock	0	(275,000)
Capital contributed by related party	0	3,148
Proceeds of related party debt borrowings	0	500
Cash generated by financing activities	0	3,648

Change in cash	0	(326)
Cash-beginning of period	0	326
Cash-end of period	$0	$0
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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended July 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Fair value of services: Certain related parties provided, without cost to the Company, their services, valued at $1,800 (reduced to $800 as of May, 2011) per month through July 31, 2011 and 2010, which totaled $13,200 and $16,200 for the respective nine-month periods then ended. Also, without cost to the Company, office space valued at $200 per month was provided which totaled $1,800 for the respective nine-month periods ended July 31, 2011 and 2010. The total of these expenses was $15,000 and $18,000, respectively, for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At both July 31, 2011 and October 31, 2010, we had cash assets of $0.  At July 31, 2011 we had current liabilities of $9,854, $6,496 of which was due to related parties.   At October 31, 2010 the Company had current liabilities of $1,647, none due to related parties.

We have had no revenues for the three or nine months ended July 31, 2011 or July 31, 2010.  Our operating expenses for the nine months ended July 31, 2011 and July 31, 2010 were $23,207 and $21,810, respectively, comprised of general and administrative expenses.  Our operating expenses for the three months ended July 31, 2011 and July 31, 2010 were $3,000 and $6,000, respectively, comprised of general and administrative expenses. Accordingly, we had a net loss of $23,207 and $21,810, for the nine months ended July 31, 2011 and July 31, 2010, respectively.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Prior management related parties have invested $32,562 into the Company in exchange for 1,200,000 shares of common stock and 1,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $4,509 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of July 31, 2011 the Company had current liabilities of $9,854, $6,496 due to related parties and as of October 31, 2010 the Company had current liabilities of $1,647, none of which was due to related parties. In particular, prior management has loaned the Company $4,509.

Certain related parties provided, without cost to the Company, his services, valued at $1,800 per month through July 31, 2011 which totaled $5,400 for the quarter then ended, which totaled $13,200 and $16,200 for the respective nine-month periods then ended.  Also such related parties provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the nine months ended July 31, 2011. The total of these expenses was $15,000 and $18,000 for the nine-month periods ended July 31, 2011 and 2010 respectively, and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

It is the responsibility of the chief executive officer and chief financial officer of Ravenwood Bourne, Ltd. to establish and maintain a system for internal controls over financial reporting such that Ravenwood Bourne, Ltd. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Fotis Georgiadis is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Georgiadis immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2011, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of 31 July 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of 31 July 2011, the Company's internal control over financial reporting is effective based on those criteria.

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

Date: September 14, 2011	RAVENWOOD BOURNE, LTD.

	By:	/s/ Fotis Georgiadis
Name: Fotis Georgiadis
Title: Chief Executive Officer and Chief Financial Officer (principal executive, financing and accounting officer)