Form 10-K
period 2011-10-31
Ravenwood Bourne, Ltd.
filed 2012-01-30
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 - 53492

Popbig, Inc.

(Name of issuer in its charter)

Delaware	26-3167800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

855 Village Center Drive, Suite 151, North Oaks, MN 55127

 (Address of principal executive offices) (zip code)

Ravenwood Bourne, Ltd.

 (Former name or former address, if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 12,162,040 shares as of December 31, 2011.

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

POPBIG, INC.

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

History

PopBig, Inc., a Nevada corporation (the "Company" or "PopBig"), was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc for the purpose of engaging in the incentive marketing business. At the time of formation the Company was authorized to issue 7,500 shares of $1.00 par value common stock.

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

PopBig has not conducted any business operations since 2001. In 2006, the Company briefly attempted to re-activate. The Company changed its name to Global Environmental, Inc. and increased its authorized common stock to 100,000,000 shares, $.001 par value. However, this brief attempt was unsuccessful and was abandoned almost immediately.

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

In exchange for a capital investment of $12,562.00 by Century Capital Partners, LLC on or near October 17, 2007 PopBig issued to Century Capital Partners, LLC 90,000,000 shares of its common stock (1,200,000 shares post reverse) representing approximately 88.1% of its common stock outstanding on that date. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the shareholders meeting.

On or near August 27, 2008, Corporate Services International, Inc. agreed to contribute $20,000 as paid in capital to PopBig, the entire amount of which was paid to PopBig on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. PopBig has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

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

Moreover, Michael Anthony, as officer and director has agreed to assist the Company in its efforts to salvage value for the benefit of its shareholders. Mr. Anthony's efforts include and will continue to include, but are not limited to, assistance in gathering information, retaining counsel and working with counsel and the auditor for purposes of preparation of this Registration Statement and corresponding audited financial statements. Mr. Anthony and PopBig do not have a written agreement.

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

Effective September 30, 2008 the Company changed its name to PopBig, Inc., enacted a 1:75 reverse split of its outstanding common stock and changed the authorized capital stock to 300,000,000 shares $.001 par value common stock and 10,000,000 shares of preferred stock $.001 par value. Of the preferred stock 1,000,000 shares were designated as Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to ten (10) votes on all matters submitted to stock holders for vote, is convertible into ten (10) shares of common stock and has a liquidation preference of $1.00 per share. The Company's name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company's current business plan as described herein.

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

Effective as of September 30, 2011, the Company changed its name from Ravenwood Bourne Ltd. to PopBig, Inc. The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, PopBig, Inc., with and into the Company, with the Company as the surviving corporation. To effectuate the merger, the Company filed its Certificate of Merger with the Delaware Secretary of State and the merger became effective on September 30, 2011. A copy of the filed Certificate of Merger is being filed herewith. The Company’s board of directors approved the merger which resulted in the name change. In accordance with the Delaware General Corporation Law, shareholder approval of the merger was not required. On the effective date of the merger, the Company’s name was changed to “PopBig, Inc.” and the Company’s Certificate of Incorporation were amended to reflect this name change.

CURRENT BUSINESS PLAN

PopBig is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, PopBig's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another. Management may sell its shares to a third party who subsequently will complete a transaction to bring the Company from a shell company to an operating entity.

Management has substantial flexibility in identifying and selecting a prospective new business opportunity. PopBig would not be obligated nor does management intend to seek pre-approval by our shareholders prior to entering into a transaction.

PopBig may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. PopBig may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

PopBig intends to promote itself privately. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors.

PopBig has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At year end October 31, 2011 PopBig had a cash balance of $0. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of PopBig has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

The officer of PopBig has some, but not extensive experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

PopBig does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. Rather PopBig intends to borrow money from management related parties to finance ongoing operations.

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

PopBig intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

GOVERNMENT REGULATIONS

As a registered corporation, PopBig, Inc. is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "34 Act") which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K. The 34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act.

POPBIG IS A BLANK CHECK COMPANY

At present, PopBig is a development stage company with no revenues and has no specific business plan or purpose. PopBig's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, PopBig is a blank check company and any offerings of our securities would need to comply with Rule 419 under the Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, by a blank check company. Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. PopBig has no current plans to engage in any such offerings.

POPBIG'S COMMON STOCK IS A PENNY STOCK

PopBig's common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of PopBig is subject to the penny stock rules, it may be more difficult to sell our common stock.

ACQUISITION OF OPPORTUNITIES

Affiliates of management owns 12,000,000 shares of common stock or approximately 99% of the total issued and outstanding shares of PopBig. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

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

PopBig will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

PopBig does not intend to provide its security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

PopBig has not expended funds on and has no plans to expend funds or time on product research or development.

COMPETITION

PopBig will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of PopBig's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

EMPLOYEES

PopBig currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.

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

WE ARE DEPENDENT ON THE SERVICES OF OUR SOLE OFFICER AND DIRECTOR

PopBig is dependent upon the continued services of its sole officer and director, Fotis Georgiadis. If Mr. Georgiadis were to cease offering his services while he is the sole officer and director, it is likely that the Company would cease to maintain its filings under the Exchange Act and would cease to seek new business opportunities.

THE COMPANY HAS NO ASSETS AND NO PRESENT SOURCE OF REVENUES. THE COMPANY IS DEPENDENT UPON THE FINANCIAL SUPPORT OF ITS SOLE OFFICER AND DIRECTOR AND ENTITIES HE IS AFFILIATED WITH.

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of October 31, 2010 and October 31, 2011 we had cash of $0 and $0 respectively.

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

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND ACCORDINGLY OUR STOCK IS ILLIQUID AND MAY REMAIN SO

PopBig's common stock has been subject to quotation on the over the counter bulletin board. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for the last 2 years. No active trading market for our securities may develop following the effective date of this Registration Statement. The lack of an active trading market makes our stock illiquid to investors.

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

THERE ARE MANY BLANK CHECK COMPANIES FOR WHICH POPBIG WILL COMPETE TO ATTRACT BUSINESS OPPORTUNITIES

PopBig expects to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

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

POPBIG MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES

PopBig has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of October 31, 2010 and October 31, 2011, PopBig had incurred $28,507 and $26,094 for general and administrative expenses, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees. In addition, as of October 31, 2010 PopBig had current liabilities of $1,647, $0 of which is due to related parties and as of October 31, 2011 PopBig had current liabilities of $9,741, $6,496 of which is due to related parties and. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Form 10-K, management related parties have made capital investments and additional for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES

The holders of our shares of common stock and those persons, who desire to purchase our stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for PopBig's securities to be a limited one.

It is the present intention of PopBig's management, after the commencement of new business operations, to seek coverage and publication of information regarding our Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of December 31, 2011, we have 12,162,040 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. PROPERTIES

PopBig shares office space with its officer and director at 855 Village Center Drive, Suite 151, North Oaks, MN 55127. The Company does not have a lease and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

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

PopBig's officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of the shareholders for year end October 31, 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the over the counter bulletin board under the symbol "POPS". Such trading of our common stock is limited and sporadic. To the best knowledge of the Company, there has been no active trading activity for approximately the past two years.

According to records of the Company's transfer agent, the Company had approximately 59 holders of Common Stock of record as of December 31, 2011. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended October 31, 2011 and 2010. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

2009	HIGH	LOW
Quarter ended October 31, 2010	$0.40	$0.40
Quarter ended July 31, 2010	$0.40	$0.40
Quarter ended April 30, 2010	$0.40	$0.40
Quarter ended January 31, 2010	$0.40	$0.40

2010	HIGH	LOW
Quarter ended October 31, 2011	$0.40	$0.40
Quarter ended July 31, 2011	$0.40	$0.40
Quarter ended April 30, 2011	$0.40	$0.40
Quarter ended January 31, 2011	$0.40	$0.40

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

PopBig is not and is not proposing to publicly offer any securities at this time.

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

From June, 2007 through October, 2007 Century Capital Partners, LLC invested $12,562.00 as a capital investment into the Company. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the shareholders meeting. In consideration for the capital contribution, on or near October 17, 2007 PopBig issued to Century Capital Partners, LLC 90,000,000 shares of its common stock (1,200,000 shares post reverse) representing approximately 88% of its common stock outstanding on that date.

On or near August 27, 2008, Corporate Services International agreed to contribute $20,000 as paid in capital to PopBig, the entire amount of which was paid to PopBig on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. PopBig has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

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

ITEM 6. SELECTED FINANCIAL DATA

This Item is not applicable to PopBig as it is a smaller reporting company.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At October 31, 2011 and 2010, we had no cash assets. At October 31, 2011, the Company had current liabilities of $9,741, $6,746 due to related parties. As of October 31, 2010 we had current liabilities of $1,647, none of which is due to related parties.

We have had no revenues in the years ended October 31, 2011 or 2010. Our operating expenses for the year end October 31, 2011 $26,094 and for the year end October 31, 2010 were $28,507, comprised of general and administrative expenses. Accordingly, we had a net loss of $26,094 and a net loss per share of $nil for the year end October 31, 2011, a net loss of $28,507 and a net loss per share of $Nil for the year end October 31, 2010.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Prior management related parties have invested $32,562 into the Company in exchange for 1,200,000 shares of common stock and 1,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $4,509 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. At October 31, 2011, the Company had current liabilities of $9,741, $6,746 due to related parties. As of October 31, 2010 we had current liabilities of $1,647, none of which is due to related parties.

In particular, prior management has loaned the Company $4,509 and the Company's securities counsel, Laura Anthony, the wife of our officer and director, is owed $10,000 for legal services in connection with reporting requirements.

The principal stockholder provided, without cost to the Company, his services and office space valued at $1,500 per month, which totaled $18,000 for the year ended October 31, 2011. These expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The principal stockholder provided, without cost to the Company, his services and office space, valued at $2,000 per month through October 31, 2010, which totaled $24,000 for the year then ended. These expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

PopBig currently plans to satisfy its cash requirements for the next 12 months though its current cash and by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. PopBig currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

PopBig will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin

Certified Public Accountant

Orlando, FL 32708

Board of Directors and Shareholders

Popbig, Inc. f/k/a Ravenwood Bourne, Ltd.

Irvine, CA

I have audited the accompanying balance sheets of Popbig, Inc. (f/k/a Ravenwood Bourne, Ltd). as of October 31 2011 and 2010 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ravenwood Bourne, Ltd, as of October 31, 2011 and 2010 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $26,000 loss from operations and has no cash. The Company may not have adequate readily available resources to fund operations through 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 21, 2012

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
NY, FL

Popbig, Inc.
(f/k/a Ravenwood Bourne, Ltd.)
Balance Sheet

	Oct 31,	Oct 31,
	2011	2010

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$3,245	$1,647
Accrued expenses	0	0
Due to related parties	6,496	0
Total current liabilities	9,741	1,647

Stockholders' Deficiency:
Common stock-300,000,000 authorized $001 par value 12,162,040 shares issued & outstanding	12,162	12,162
Additional paid-in capital	146,869	128,869
Deficit accumulated since quasi reorganization Oct. 31, 2005	(168,772)	(142,678)
Total Stockholders' Deficiency	(9,741)	(1,647)

Total Liabilities & Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Popbig, Inc.

(f/k/a Ravenwood Bourne, Ltd.)

Statement of Operations

	Year Ended October 31,
	2011	2010

Revenue	$0	$0

Costs & Expenses:
General & administrative	26,094	28,507
Interest	0	0
Total Costs & Expenses	26,094	28,507

Loss from continuing operations before income taxes	(26,094)	(28,507)
Income taxes	0	0

Net Loss	$(26,094)	$(28,507)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	12,162,040	11,719,549

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Popbig, Inc.

(f/k/a Ravenwood Bourne, Ltd.)

Statement of Cash Flows

	Year Ended October 31
	2011	2010

Cash flows from operating activities:
Net Loss	$(26,094)	$(28,507)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	18,000	24,000
Expenses paid by related parties	6,496	0
Increase (decrease) in accounts payable & accrued expenses	1,598	533
Cash used by operating activities:	0	(3,974)

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	275,000
Redemption of common stock	0	(275,000)
Capital contributed by related party	0	3,148
Proceeds of related party debt borrowings	0	500
Cash generated by financing activities	0	3,648

Change in cash	0	(326)
Cash-beginning of period	0	326
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Popbig, Inc.

(f/k/a Ravenwood Bourne, Ltd.)

Statement of Stockholders' Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Common Stock	Additional paid-in capital	Deficit Accumulated since quasi reorganization Oct 31, 2005
Balance at October 31, 2009	0	$0	11,362,040	$11,362	$75,362	$(114,171)
Stock issued for cash			12,000,000	12,000	263,000
Purchase and retirement of treasury stock			(11,200,000)	(11,200)	(263,800)
Fair value of services provided by related party					24,000
Capital contributed by related party					3,148
Conversion of related party debt					27,159
Net Loss						(28,507)
Balance at October 31, 2010	0	$0	12,162,040	$12,162	$128,869	$(142,678)
Fair value of services provided by related party					18,000
Net Loss						(26,094)
Balance at October 31, 2011	0	$0	12,162,040	$12,162	$146,869	$(168,772)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

POPBIG, INC.

(F/K/A RAVENWOOD BOURNE, LTD.)

BACKGROUND AND

Significant Accounting Policies

October 31, 2011

The Company

Organizational Background: Popbig, Inc. f/k/a Ravenwood Bourne, Ltd., (the “Company” or "Ravenwood Bourne"), was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc for the purpose of engaging in the incentive marketing business. In September 2001, the State of Florida administratively dissolved us for not maintaining proper filings with the state and not paying its franchise tax fees. In 2006, the Company changed its name to Global Environmental, Inc. On December 11, 2007 we re-domiciled to Delaware and we changed our name to Ravenwood Bourne on September 30, 2008. In 2001 we ceased operations and have not engaged in business operations since that time.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At October 31, 2011, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Earnings per Common Share: We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

popbig, inc.

(f/k/a RAVENWOOD BOURNE, LTD.)

NOTES TO FINANCIAL STATEMENTS

October 31, 2011

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

We have a current operating loss carry-forward of $ 32,000 resulting in deferred tax assets of $6,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. At October 31, 2011 and 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid by affiliates prior to the establishment of a bank account. Such items totaled $6,496 and $0 at October 31, 2011 and 2010 respectively.

Fair value of services: The principal stockholder provided, without cost to the Company, his services and office space. The total of these expenses of $18,000 and $24,000 for 2011 and 2010, respectively, and was reflected in the statement of operations for each year presented as general and administrative expenses with a corresponding contribution of paid-in capital.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of PopBig, Inc. to establish and maintain a system for internal controls over financial reporting such that PopBig, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2011, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of October 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

Amendment to Certificate of Incorporation

Effective as of September 30, 2011, the Company changed its name from Ravenwood Bourne Ltd. to PopBig, Inc. The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, PopBig, Inc., with and into the Company, with the Company as the surviving corporation. To effectuate the merger, the Company filed its Certificate of merger with the Delaware Secretary of State and the merger became effective on September 30, 2011. A copy of the filed Certificate of merger is being filed herewith. The Company’s board of directors approved the merger which resulted in the name change. In accordance with the Delaware General Corporation Law, shareholder approval of the merger was not required. On the effective date of the merger, the Company’s name was changed to “PopBig, Inc.” and the Company’s Articles of Incorporation were amended to reflect this name change.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

			EXECUTIVE OFFICER
NAME	AGE	POSITION	AND DIRECTOR SINCE

Fotis Georgiadis	37	Chief Executive Officer,	December 31, 2010
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end October 31, 2010, all Section 16(a) forms were filed.

CODE OF ETHICS

PopBig has not adopted a code of ethics. PopBig is a shell company with one officer and director and no employees. The primary functions of a code of ethics include internal reporting and adherence to the code, compliance with government rules and regulations including the reporting requirements under the Exchange Act and the honest and ethical handling of actual or apparent conflicts of interest. As a shell company, with one officer and director, the functions of the code of ethics are properly met without the need of a formal document.

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal period ended October 31, 2011 or 2010 by PopBig. PopBig has no employment agreement with any of its officers and directors. PopBig has no employees and no compensation committee.

There were no option grants during the year ended October 31, 2011.

PopBig's directors are not compensated for their services as directors of the Company.

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

The company has made no Long Term Compensation payouts (LTIP or other)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PopBig does not have an equity compensation plan.

The following table sets forth, as of December 31, 2011 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding capital stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Owner	Common Shares	Percentage (1)

Fotis Georgiadis(2)	12,000,000	99%

Officers and directors	12,000,000	99% as a group (1 persons)

5% shareholders:

None

Bedrock Ventures, Inc.(2)	12,000,000	99%

(1) Based on 12,162,040 shares of common stock outstanding as of December 31, 2011.

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

Laura Anthony, Esquire is corporate and securities counsel to the Company. Laura Anthony is Michael Anthony's wife. Ms. Anthony's total legal fees for the year ending October 31, 2008 totaled $10,000 and for the year ending October 31, 2010 were $10,000. Michael Anthony was our former officer during our past fiscal year ended October 31, 2011. He was replaced in April 2010.

PopBig does not have any outside directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The Company was billed a total of $4,450 for the fiscal year ended October 31, 2011 and $4,450 for the fiscal year ended October 31, 2010 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our annual report.

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended October 31, 2011 and 2010. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal year ended October 31, 2011. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's financial statements for the fiscal years ended October 31, 2011 and 2010 appear in this Report on pages 35 - 45.

EXHIBITS

NUMBER	DESCRIPTION

3.1.1	Certificate of Incorporation dated May 14, 1987(1)

3.1.2	Articles of Amendment dated June 30, 1998(1)

3.1.3	Articles of Amendment dated November 12, 1998(1)

3.1.4	Articles of Amendment dated June 22, 2006(1)

3.1.5	Certificate of Incorporation of Delaware entity dated October 11, 2007(1)

3.1.6	Articles of Amendment dated October 18, 2007(1)

3.1.7	Certificate of Amendment dated August 27, 2008(1)

2.1.1	Agreement and Plan of Merger dated December 5, 2007(1)

2.1.2	Certificate of Merger - Delaware - dated December 5, 2007(1)

2.1.3	Articles of Merger - Florida - dated December 7, 2007(1)

2.1.4	Certificate of Merger – Delaware - dated September 20, 2011 (3)

3.2.1	Florida Amended and Restated By-Laws(1)

3.2.2	Delaware Amended and Restated By-Laws(1)

10.1	Stock Purchase Agreement dated March 31, 2010 by and between the Company and Bedrock Ventures, Inc. (2)

10.2	Repurchase Agreement dated April 1, 2010 by and among the Company and CENTURY CAPITAL PARTNERS, LLC, and, CORPORATE SERVICES INTERNATIONAL, INC. (2)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

(1)	Previously filed with the Company's Form 10 filed on November 12, 2008

(2)	Previously filed with the Company's Form 8-K filed on April 6, 2010

(3)	Filed herewith.

REPORTS ON 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2012	PopBig, Inc.

By: /s/ Fotis Georgiadis
Name: Fotis Georgiadis

Title: Chief Executive Officer, Chief Financial Officer and sole director (Principal Executive Officer and Principal Accounting Officer)

58