Form 10-Q/A
period 2011-07-31
Popbig, Inc.
filed 2012-02-06
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,162,040 common shares as of September 9, 2011

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of PopBig, Inc. (formerly Ravenwood Bourne, Ltd.) for the quarterly period ended June 30, 2011 is to furnish Exhibit 101 to the Form 10-Q provided for the submissions of interactive data files in accordance with Rule 405(a)(2) of Regulation S-T.

This amendment on Form 10-Q/A does not change any other items in the Form 10-Q as originally filed, nor does this amendment on Form 10-Q/A reflect subsequent events occurring after the original filing date of the Form 10-Q.

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

EX-31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2012	POPBIG, INC.

	By:	/s/ Fotis Georgiadis
Name: Fotis Georgiadis
Title: Chief Executive Officer and Chief Financial Officer (principal executive, financing and accounting officer)