Form 10-K/A
period 2011-10-31
Popbig, Inc.
filed 2012-02-06
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of PopBig, Inc. (formerly Ravenwood Bourne, Ltd.) for the quarterly period ended October 31, 2011 is to furnish Exhibit 101 to the Form 10-K provided for the submissions of interactive data files in accordance with Rule 405(a)(2) of Regulation S-T.

This amendment on Form 10-K/A does not change any other items in the Form 10-K as originally filed, nor does this amendment on Form 10-K/A reflect subsequent events occurring after the original filing date of the Form 10-K.

2

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

NUMBER	DESCRIPTION

EX-31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

3

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

4