Form 10-Q
period 2012-01-31
Popbig, Inc.
filed 2012-03-16
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,162,040 common shares as of March 14, 2012

POPBIG, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Popbig, Inc.

(f/k/a Ravenwood Bourne, Ltd.)

Balance Sheet

	Jan 31,	Oct 31,
	2012	2011
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$5,745	$3,245
Accrued expenses	0	0
Due to related parties	6,496	6,496
Total current liabilities	12,241	9,741

Stockholders' Deficiency:
Common stock-300,000,000 authorized $.001 par value
12,162,040 shares issued & outstanding	12,162	12,162
Additional paid-in capital	149,869	146,869
Deficit accumulated since quasi reorganization Oct. 31, 2005	(174,272)	(168,772)
Total Stockholders' Deficiency	(12,241)	(9,741)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements

Popbig, Inc.

(f/k/a Ravenwood Bourne, Ltd.)

Statement of Operations

(unaudited)

	Three Months Ended Jan 31,
	2012	2011

Revenue	$0	$0

Costs & Expenses:
General & administrative	5,500	14,207
Interest	0	0
Total Costs & Expenses	5,500	14,207

Loss from continuing operations before income taxes	(5,500)	(14,207)
Income taxes	0	0

Net Income	($5,500)	($14,207)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	12,162,040	12,162,040

See notes to unaudited interim financial statements

Popbig, Inc.(f/k/a Ravenwood Bourne, Ltd.)

Statement of Cash Flows

(unaudited)

	Three Months Ended Jan 31
	2012	2011

Cash flows from operating activities:
Net Loss	($5,500)	($14,207)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	3,000	6,000
Expenses paid by related parties	0	6,496
Increase (decrease) in accounts payable & accrued expenses	2,500	1,711
Cash used by operating activities:	0	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Capital contributed by related party	0	0
Proceeds of related party debt borrowings	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements

POPBIG, INC.

(F/K/A RAVENWOOD BOURNE, LTD.)

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our October 31, 2011 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended January 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2012 or 2011.

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

Fair value of services: Certain related parties provided, without cost to the Company, their services, valued at $800 and $1,800 per month through January 31, 2012 and 2011, which totaled $2,400 and $5,400 for the respective three-month periods then ended. Also, without cost to the Company, office space valued at $200 per month was provided which totaled $600 for the respective three-month periods ended January 31, 2012 and 2011. The total of these expenses was $3,000 and $6,000, respectively, for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At both January 31, 2012 and October 31, 2011, we had cash assets of $0. At January 31, 2012 we had current liabilities of $12,241, $6,496 of which was due to related parties. At October 31, 2011 the Company had current liabilities of $9,741, none due to related parties.

We have had no revenues for the three months ended January 31, 2012. Our operating expenses for the three months ended January 31, 2012 and January 31, 2011 were $5,500 and $14,207, respectively, comprised of general and administrative expenses. Accordingly, we had a net loss of $5,500 and $14,207, respectively, for the three months ended January 31, 2012 and January 31, 2011, respectively.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Prior management related parties have invested $32,562 into the Company in exchange for 1,200,000 shares of common stock and 1,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $4,509 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of January 31, 2012 the Company had current liabilities of $12,241, $6,496 due to related parties and as of October 31, 2011 the Company had current liabilities of $3,245, none of which was due to related parties. In particular, prior management has loaned the Company $6,496.

Certain related parties provided, without cost to the Company, his services, valued at $800 and $1,800 per month through January 31, 2012 and 2011 which totaled $2,400 and $5,400 for the quarter then ended. Also, without cost to the Company, office space valued at $200 per month was provided which totaled $600 for the respective three-month periods ended January 31, 2012 and 2011. The total of these expenses was $3,000 and $6,000, respectively, for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to PopBig, Inc. as a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of PopBig, Inc. to establish and maintain a system for internal controls over financial reporting such that PopBig, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Fotis Georgiadis is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Georgiadis immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2012, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

NUMBER	DESCRIPTION

3.1.1	Certificate of Incorporation dated May 14, 1987*

3.1.2	Articles of Amendment dated June 30, 1998*

3.1.3	Articles of Amendment dated November 12, 1998*

3.1.4	Articles of Amendment dated June 22, 2006*

3.1.5	Certificate of Incorporation of Delaware entity dated October 11, 2007*

3.1.6	Articles of Amendment dated October 18, 2007*

3.1.7	Certificate of Amendment dated August 27, 2008*

2.1.1	Agreement and Plan of Merger dated December 5, 2007*

2.1.2	Certificate of Merger - Delaware - dated December 5, 2007*

2.1.3	Articles of Merger - Florida - dated December 7, 2007*

2.1.4	Certificate of Merger – Delaware - dated September 20, 2011***

3.2.1	Florida Amended and Restated By-Laws*

3.2.2	Delaware Amended and Restated By-Laws*

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Previously filed with the Company’s Form 10 filed on November 12, 2008.
**	Previously filed with the Company’s Form 10-Q filed on June 14, 2010.
***	Previously filed with the Company’s Form 10-K filed on January 27, 2012.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2012	POPBIG, INC.

	By:	/s/ Fotis Georgiadis
Name: Fotis Georgiadis
Title: Chief Executive Officer and Chief Financial Officer (principal executive, financing and accounting officer)

