Form 10-Q
period 2012-07-31
PopBig, Inc.
filed 2012-09-14
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,162,040 common shares as of September 12, 2012

POPBIG, INC.

TABLE OF CONTENTS

		Page
Part I

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

Part II

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Default Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

		11
Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Popbig, Inc.

(f/k/a Ravenwood Bourne, Ltd.)

Balance Sheet

	July 31,	Oct 31,
	2012	2011
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$5,745	$3,245
Accrued expenses	0	0
Due to related parties	17,996	6,496
Total current liabilities	23,741	9,741

Stockholders' Deficiency:
Common stock - 300,000,000 authorized $001 par value 12,162,040 shares issued & outstanding	12,162	12,162
Additional paid-in capital	155,869	146,869
Deficit accumulated since quasi reorganization Oct. 31, 2005	(191,772)	(168,772)
Total Stockholders' Deficiency	(23,741)	(9,741)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Popbig, Inc.
(f/k/a Ravenwood Bourne, Ltd.)

Statement of Operations

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,000	3,000	23,000	23,207
Interest	0	0	0	0
Total Costs & Expenses	3,000	3,000	23,000	23,207

Loss from continuing operations before income taxes	(3,000)	(3,000)	(23,000)	(23,207)
Income taxes	0	0	0	0

Net Loss	($3,000)	($3,000)	($23,000)	($23,207)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	12,162,040	12,162,040	12,162,040	12,162,040

See notes to unaudited interim financial statements.

Popbig, Inc.

(f/k/a Ravenwood Bourne, Ltd.)

Statement of Cash Flows

(unaudited)

	Nine Months Ended July 31
	2012	2011

Cash flows from operating activities:
Net Loss	($23,000)	($23,207)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	9,000	15,000
Expenses paid by related parties	11,500	6,496
Increase (decrease) in accounts payable & accrued expenses	2,500	1,711

Cash used by operating activities:	0	0

Cash used in investing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended July 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:

•	measuring the fair value of financial instruments that are managed within a portfolio,
•	application of premiums and discounts in a fair value measurement, and
•	additional disclosures about fair value measurements. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

 In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements

4.	Related Party Transactions Not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $17,996.

Fair value of services: Certain related parties provided, without cost to the Company, their services, valued at $800 and $1,800 per month through July 31, 2012 and 2011, which totaled $7,200 and $13,200 for the respective nine-month periods then ended. Also, without cost to the Company, office space valued at $200 per month was provided which totaled $1,800 for the respective nine-month periods ended July 31, 2012 and 2011. The total of these expenses was $9,000 and $15,000, respectively, for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

We have had no revenues for the nine months ended July 31, 2012. Our operating expenses for the six months ended July 31, 2012 and July 31, 2011 were $23,000 and $23,207, respectively, comprised of general and administrative expenses. Accordingly, we had a net loss of $23,000 and $23,207, respectively, for the nine months ended July 31, 2012 and July 31, 2011, respectively.

 CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Prior management related parties have invested $32,562 into the Company in exchange for 1,200,000 shares of common stock and 1,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $4,509 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of July 31, 2012 the Company had current liabilities of $23,741, $17,996 due to related parties and as of October 31, 2011 the Company had current liabilities of $9,741, $6,496 of which was due to related parties. In particular, prior management has loaned the Company $6,496.

Certain related parties provided, without cost to the Company, his services, valued at $800 and $1,800 per month through July 31, 2012 and 2011 which totaled $7,200 and $13,200 for the six month period then ended. Also, without cost to the Company, office space valued at $200 per month was provided which totaled $1,800 for the respective six-month periods ended July 31, 2012 and 2011. The total of these expenses was $9,000 and $15,000, respectively, for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

ITEM 4.                     CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of PopBig, Inc. to establish and maintain a system for internal controls over financial reporting such that PopBig, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Fotis Georgiadis is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Georgiadis immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 30, 2012, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of July 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 4.                    MINE SAFETY DISCLOSURES.

Not applicable.

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

Date: September 14, 2012	POPBIG, INC.

By: /s/ Fotis Georgiadis

Name: Fotis Georgiadis
Title: Chief Executive Officer and Chief Financial Officer (principal executive, financing and accounting officer)
12