Form 10-K
period 2012-10-31
PopBig, Inc.
filed 2013-02-15
CIK 1076744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number: 000 - 5349

POPBIG, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	26-3167800
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1900 Main Street, #300, Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 949-851-5996

Securities registered under Section 12 (b) of the Exchange Act: NONE
Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.   YES        NO    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. 

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES    ☒    NO    

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES    ☒    NO    

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES    ☒    NO    

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $64,816 (162,040 shares at $0.40).

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   YES         NO    

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,162,040 shares as of 31 January 2013..

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “PopBig” and the “Company” refer to PopBig, Inc., a Delaware corporation, unless otherwise stated.

POPBIG, INC.

PART I

ITEM 1.                      BUSINESS

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

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

History

PopBig, Inc., a Delaware corporation (the “Company” or “PopBig”), was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc. for the purpose of engaging in the incentive marketing business. At the time of formation the Company was authorized to issue 7,500 shares of $1.00 par value common stock.

In approximately late 1997, the Company changed control and the direction of its business. In particular, the Company was in the business of manufacturing and marketing pre-packaged pour-in-place playground surfacing products. The Company subsequently held the exclusive manufacturing and distribution licenses for SafetyPlay 2 Surfacing for North America, Mexico, Central and South America.

In anticipation of going public, on June 30, 1998, the Company raised its authorized common stock to 50,000,000 shares $.001 par value. On November 12, 1998, the Company changed its name to American Surface Technologies International, Inc. The Company went public in July, 1998 and began trading on the NASDAQ over the counter market under the symbol “VPGP” which symbol was changed to “SURF” following the November 1998 name change. The Company did not register with the Securities and Exchange Commission (“SEC”) and was not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

From 1998 through the end of 1999 the Company attempted to expand quickly, including expending a great deal of sums on research and development and growth. In 1999 the Company made a large capital investment to open a full scale manufacturing plant to produce its SafetyPlay products. The Company suffered from financial difficulties due to its rapid growth and associated expenditures. Despite efforts, including bringing in new management, the Company’s business ultimately failed and the Company ceased operations. In September 2001, the State of Florida administratively dissolved the Company for not maintaining proper filings with the state and not paying its franchise tax fees.

PopBig has not conducted any business operations since 2001. In 2006, the Company briefly attempted to re-activate. The Company changed its name to Global Environmental, Inc. and increased its authorized common stock to 100,000,000 shares, $.001 par value. However, this brief attempt was unsuccessful and was abandoned almost immediately.

Effective October 31, 2005 the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its November 1, 2005 balance sheet as a “quasi reorganization”, pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From November 1, 2005 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

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

Under Mr. Scher’s receivership, and with funds supplied by Century Capital Partners, the Company reinstated its corporate charter and paid all past due franchise taxes; paid the outstanding debt with the transfer agent; and made an analysis of the Company’s debts and potential for viability as a merger candidate. In addition, on October 7, 2007, Mr. Scher, as receiver, appointed Michael Anthony as our sole Director, President, Secretary and Treasurer.

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

On or near August 27, 2008, Corporate Services International, Inc. agreed to contribute $20,000 as paid in capital to PopBig, the entire amount of which was paid to PopBig on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. PopBig has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company’s business and implement the Company’s business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder’s meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

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

Moreover, Michael Anthony, as officer and director has agreed to assist the Company in its efforts to salvage value for the benefit of its shareholders. Mr. Anthony’s efforts include and will continue to include, but are not limited to, assistance in gathering information, retaining counsel and working with counsel and the auditor for purposes of preparation of this Registration Statement and corresponding audited financial statements. Mr. Anthony and PopBig do not have a written agreement.

On October 11, 2007, American Surface Technologies International, Inc. was incorporated in Delaware for the purpose of merging with American Surface Technologies International, Inc., a Florida Corporation so as to effect a re- domicile to Delaware. The Delaware Corporation is authorized to issue 250,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock. On December 11, 2007 both American Surface Technologies International the Florida corporation and American Surface Technologies International the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the Florida Corporation’s shareholders received one share of new (Delaware) common stock for every one share of old (Florida) common stock they owned. All outstanding shares of the Florida Corporation’s common stock were effectively purchased by the new Delaware Corporation, effectively merging the Florida Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

On August 27, 2008 the Company changed its name to Ravenwood Bourne, Ltd. Effective September 30, 2008 the Company enacted a 1:75 reverse split of its outstanding common stock and changed the authorized capital stock to 300,000,000 shares $.001 par value common stock and 10,000,000 shares of preferred stock $.001 par value. Of the preferred stock 1,000,000 shares were designated as Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to ten (10) votes on all matters submitted to stock holders for vote, is convertible into ten (10) shares of common stock and has a liquidation preference of $1.00 per share. The Company’s name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company’s current business plan as described herein.

On March 31, 2010, we issued 12,000,000 shares of our common stock to Bedrock Ventures, Inc. Under the terms of this transaction we received $275,000 for the shares we issued.

On April 1, 2010, we repurchased and retired a total of 11,200,000 shares of our common stock from two of our shareholders for a total cash payment of $275,000. We repurchased 10,000,000 shares from Corporate Services International, Inc. and 1,200,000 shares from Century Capital Partners, LLC. These repurchases were funded from the proceeds of the Bedrock Ventures, Inc. transaction.

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

Effective as of September 30, 2011, the Company changed its name from Ravenwood Bourne Ltd. to PopBig, Inc. The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, PopBig, Inc., with and into the Company, with the Company as the surviving corporation. To effectuate the merger, the Company filed its Certificate of Merger with the Delaware Secretary of State and the merger became effective on September 30, 2011. The Company’s board of directors approved the merger which resulted in the name change. In accordance with the Delaware General Corporation Law, shareholder approval of the merger was not required. On the effective date of the merger, the Company’s name was changed to “PopBig, Inc.” and the Company’s Certificate of Incorporation was amended to reflect this name change.

On January 24, 2013 Bedrock Ventures, Inc. closed a transaction in which it sold all of its shares of our common stock it owned. In that transaction Bedrock sold 12,000,000 shares of our common stock to Keith A. Rosenbaum. Under the terms of the transaction we received no proceeds for the shares purchased and we were not a party to the transaction. Mr. Rosenbaum became our controlling stockholder, owning approximately 99% of our issued and outstanding shares of stock.

On January 24, 2013 our Board appointed Keith A. Rosenbaum to our Board of Directors and named Mr. Rosenbaum Chairman of the Board of our Company. Mr. Rosenbaum, 54, is a licensed attorney in the State of California. Mr. Rosenbaum is the founder of Spectrum Law Group, LLP, Irvine, California, where he has practiced for the last 12-years, focusing on corporate transactions (public and private); general corporate law, and tax matters. Mr. Rosenbaum has no family relationship with anyone else involved in our Company. It is anticipated that Mr. Rosenbaum will also render legal services to our Company.

On January 24, 2013, immediately following the appointment of Mr. Rosenbaum, Fotis Georgiadis resigned as a member of our Board and resigned all officer positions he previously held. Mr. Georgiadis’ resignation was voluntary; it was the result of the prior agreement and understanding under which Mr. Rosenbaum acquired the 12,000,000 shares from Bedrock. Mr. Georgiadis’ departure was amicable.

On January 24, 2013, immediately following the departure of Mr. Georgiadis, Mr. Rosenbaum was appointed as our CEO, CFO, and Secretary. At this time, the Company does not have any employment or other arrangements with Mr. Rosenbaum regarding his current position as our sole officer and director.

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

PopBig has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At year end October 31, 2012 PopBig had a cash balance of $0. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8Ks, 10Ks, 10Qs and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of PopBig has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

PopBig Is A Blank Check Company

At present, PopBig is a development stage company with no revenues and has no specific business plan or purpose. PopBig's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, PopBig is a blank check company and any offerings of our securities would need to comply with Rule 419 under the Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, by a blank check company. Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post-effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. PopBig has no current plans to engage in any such offerings.

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

ITEM 1A.                      RISK FACTORS

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

WE ARE DEPENDENT ON THE SERVICES OF OUR SOLE OFFICER AND DIRECTOR.

PopBig is dependent upon the continued services of its sole officer and director, Keith A. Rosenbaum. If Mr. Rosenbaum were to cease offering his services while he is the sole officer and director, it is likely that the Company would cease to maintain its filings under the Exchange Act and would cease to seek new business opportunities.

THE COMPANY HAS NO ASSETS AND NO PRESENT SOURCE OF REVENUES. THE COMPANY IS DEPENDENT UPON THE FINANCIAL SUPPORT OF ITS SOLE OFFICER AND DIRECTOR AND ENTITIES WITH WHICH HE IS AFFILIATED.

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of October 31, 2012 and October 31, 2011 we had cash of $0 and $0, respectively.

MANAGEMENT HAS BROAD DISCRETION OVER THE SELECTION OF OUR PROSPECTIVE BUSINESS.

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

SHAREHOLDERS WILL NOT RECEIVE DISCLOSURE OR INFORMATION REGARDING A PROSPECTIVE BUSINESS.

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

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND ACCORDINGLY OUR STOCK IS ILLIQUID AND MAY REMAIN SO.

Our common stock has been subject to quotation on the over the counter bulletin board. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for the last 2 years. No active trading market for our securities may develop following the effective date of this Registration Statement. The lack of an active trading market makes our stock illiquid to investors.

WE HAVE NOT SPECIFIED AN INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES AND ACCORDINGLY RISKS ASSOCIATED WITH A SPECIFIC BUSINESS CANNOT BE ASCERTAINED.

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

THERE ARE MANY BLANK CHECK COMPANIES FOR WHICH WE WILL COMPETE TO ATTRACT BUSINESS OPPORTUNITIES.

We expect to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

THERE ARE POTENTIAL RISKS IF WE ENTER INTO AN ACQUISITION OR MERGER WITH A FOREIGN COMPANY.

If we enter into a business combination, acquisition or merger with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions and in other respects.

WE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES.

We have no revenues and are dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the years ended October 31, 2012 and October 31, 2011, PopBig had incurred $28,500 and $26,094 for general and administrative expenses, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees. In addition, as of October 31, 2012 PopBig had current liabilities of $5,000, $-0- of which is due to related parties. As of October 31, 2011 PopBig had current liabilities of $9,741, $6,496 of which is due to related parties. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Form 10-K, management related parties have made capital investments and additional for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION MAY IMPOSE LIMITATIONS ON THE RESALE OF OUR COMMON STOCK.

The holders of our shares of common stock and those persons, who desire to purchase our stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for our common stock to be a limited one.

THERE MAY BE RESTRICTIONS ON THE ABILITY OF OUR SHAREHOLDERS TO RELY ON RULE 144 DUE TO OUR STATUS AS A SHELL COMPANY OR FORMER SHELL COMPANY.

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;

●
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

THERE MAY BE ADDITIONAL RESTRICTIONS UNDER RULE 144 AFFECTING THE RESALE OF OUR COMMON STOCK.

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

PROVIDED, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

THERE MAY BE RESTRICTIONS UNDER RULE 145 AFFECTING THE RESALE OF OUR COMMON STOCK.

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

THERE MAY BE ADDITIONAL RESTRICTIONS UNDER RULE 145 APPLICABLE TO SHELL COMPANIES.

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

●	The issuer must meet all of the conditions applicable to shell companies under Rule 144;

●
After 90 days from the date of the acquisition, the affiliates may resell their securities subject to Rule 144's volume limitations, adequate current public information requirement, and manner-of-sale requirements;

●
After six months from the date of the acquisition, selling security-holders who are not affiliates of the acquirer may resell their securities subject only to the adequate current public information requirement of Rule 144; and

●	After one year from the date of the acquisition, selling security-holders who are not affiliates or the acquirer may resell their securities without restriction.

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

WE WILL NOT DECLARE DIVIDENDS.

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

WE MOST LIKELY WILL ISSUE ADDITIONAL SECURITIES IN CONJUNCTION WITH A BUSINESS OPPORTUNITY WHICH WILL RESULT IN A DILUTION OF PRESENT SHAREHOLDER OWNERSHIP.

Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of January 31, 2013, we have 12,162,040 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

OUR PRINCIPAL STOCKHOLDER MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE HIS SHARES OF COMMON STOCK.

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

WE ARE REQUIRED TO COMPLY WITH PENNY STOCK RULES WHICH MAY LIMIT THE SECONDARY TRADING MARKET FOR OUR SECURITIES.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.                      PROPERTIES

PopBig shares office space with its officer and director at 1900 Main Street, Suite 300, Irvine, California, 92614. The Company does not have a lease and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company believes it will not need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

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

The Company did not submit any matter to a vote of the shareholders for year-end October 31, 2012.
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

According to records of the Company's transfer agent, the Company had approximately 59 holders of Common Stock of record as of January 31, 2013. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended October 31, 2011 and 2012. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

2011	HIGH	LOW
Quarter ended October 31, 2011	$0.40	$0.40
Quarter ended July 31, 2011	$0.40	$0.40
Quarter ended April 30, 2011	$0.40	$0.40
Quarter ended January 31, 2011	$0.40	$0.40

2012	HIGH	LOW
Quarter ended October 31, 2012	$0.50	$0.40
Quarter ended July 31, 2012	$0.40	$0.40
Quarter ended April 30, 2012	$0.40	$0.40
Quarter ended January 31, 2012	$0.40	$0.40

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

From June, 2007 through October, 2007 Century Capital Partners, LLC invested $12,562 as a capital investment into the Company. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the shareholders meeting. In consideration for the capital contribution, on or near October 17, 2007 PopBig issued to Century Capital Partners, LLC 90,000,000 shares of its common stock (1,200,000 shares post reverse) representing approximately 88% of its common stock outstanding on that date.

On or near August 27, 2008, Corporate Services International agreed to contribute $20,000 as paid in capital to PopBig, the entire amount of which was paid to PopBig on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. PopBig used these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

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

On April 1, 2010 the Company repurchased and retired a total of 11,200,000 shares of its common stock from two of its shareholders for a total cash payment of $275,000. It repurchased 10,000,000 shares from Corporate Services International, Inc. and 1,200,000 shares from Century Capital Partners, LLC. These two repurchases were funded from the proceeds of the Bedrock Ventures, Inc. transaction.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At October 31, 2012 and 2011, we had no cash assets. At October 31, 2012, the Company had current liabilities of $8,245, $0 due to related parties.  At October 31, 2011, the Company had current liabilities of $9,741, $6,496 due to related parties.

We have had no revenues in the years ended October 31, 2012 or 2011. Our operating expenses for the years ended October 31, 2012 and 2011 were $28,500 and $26,094, respectively, comprised of general and administrative expenses.  Accordingly, we had a net loss of $28,500 and a net loss per share of $nil for the year end October 31, 2012, a net loss of $26,094 and a net loss per share of $Nil for the year end October 31, 2011.

Continuing Operations, Liquidity And Capital Resources

Prior management related parties had invested $32,562 into the Company in exchange for 1,200,000 shares of common stock and 1,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $4,509 for ongoing expenses through October 31, 2011 and an additional $11,500 for ongoing expenses through October 31, 2012. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. At October 31, 2012, the Company had current liabilities of $8,245, of which $0 is due to related parties. As of October 31, 2011 we had current liabilities of $9,741, $6,496 of which is due to related parties.

Our prior principal stockholder provided, without cost to the Company, its services and office space valued at $1,000 per month, which totaled $12,000 for the year ended October 31, 2012, and valued at $1,500 per month through October 31, 2011, which totaled $18,000 for the year ended October 31, 2011. These expenses were reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. Upon the transfer of stock ownership in January 2013, all related party liabilities were forgiven, and as such the liabilities outstanding as of October 31, 2012 were eliminated and recorded as capital contribution of paid-in capital.

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

Off Balance Sheet Arrangements

None.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this Item 8 are set forth at the end of this Annual Report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants. On 31 January 2013 PopBig, Inc. (the “Company”) informed Michael F. Cronin, CPA (“Cronin”) that effective December 11, 2012 Cronin would no longer serve as the Company’s independent registered public accounting firm. This action taken by the Company was approved by the Company’s Board of Directors on 31 January 2013. The action was the result of Cronin’s voluntary resignation of its registration with the PCAOB.

During the fiscal years ended 31 October 2010 and 2011, Cronin’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except, Cronin’s audit report for the years ended 31 October 2010 and 2011 stated that certain conditions raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the fiscal years ended 31 October 2010 and 2011 and the subsequent interim period through 31 January 2013: (i) there were no disagreements between the Company and Cronin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Cronin, would have caused Cronin to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements; and, (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On 31 January 2013 the Company’s Board of Directors approved the engagement of Hartley Moore Accountancy Corporation (“HMAC”) as its independent registered public accounting firm for the Company’s fiscal year ending 31 October 2012.

ITEM 9A(T).              CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

It is the responsibility of the chief executive officer and chief financial officer of PopBig, Inc. to establish and maintain a system for internal controls over financial reporting such that PopBig, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Fotis Georgiadis was the Company's chief executive officer and chief financial officer during the year ended October 31, 2012. Concurrent with the transfer of majority ownership in January 2013, Keith A. Rosenberg assumed these positions. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Rosenbaum immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2012, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of October 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

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

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

			EXECUTIVE OFFICER
NAME	AGE	POSITION	AND DIRECTOR SINCE

Keith A. Rosenbaum	54	Chief Executive Officer,	January 24, 2013
		President, Secretary,
		Treasurer, Director

Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. Officers are not elected for a fixed term of office but hold office until their successors have been elected. Mr. Rosenbaum’s election to our Board and as the sole officer was the result of the prior agreement and understanding under which Mr. Rosenbaum acquired the 12,000,000 shares from Bedrock Ventures, Inc.

Mr. Rosenbaum, 54, is a licensed attorney in the State of California. Mr. Rosenbaum is the founder of Spectrum Law Group, LLP, Irvine, California, where he has practiced for the last 12-years, focusing on corporate transactions (public and private); general corporate law, and tax matters. Mr. Rosenbaum has no family relationship with anyone else involved in our Company. It is anticipated that Mr. Rosenbaum will also render legal services to our Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end October 31, 2012, all Section 16(a) forms were filed.

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

ITEM 11.                      EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal years ended October 31, 2012 or 2011 by PopBig. PopBig has no employment agreement with any of its officers and directors. PopBig has no employees and no compensation committee.

There were no option grants during the year ended October 31, 2012.

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

The following table sets forth, as of January 31, 2013 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding capital stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Owner	Common Shares	Percentage (1)

Keith A. Rosenbaum	12,000,000	99%

Officers and directors	12,000,000	99% as a group (1 persons)

5% shareholders:

Keith A. Rosenbaum	12,000,000	99%

(1) Based on 12,162,040 shares of common stock outstanding as of January 31, 2013.

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

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The Company was billed a total of $-0- for the fiscal year ended October 31, 2012 and $4,450 for the fiscal year ended October 31, 2011 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. There were approximately $5,000 of unbilled fees at October 31, 2012 related to professional services rendered by the principal accountants for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our annual report.

Audit Related Fees

There were $0 in audit related fees for the fiscal years ended October 31, 2012 and 2011. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

There were no tax fees for the fiscal year ended October 31, 2012. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Hartley Moore Accountancy Corporation as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

EXHIBIT NUMBER	DESCRIPTION

3.1.1	Certificate of Incorporation dated May 14, 1987(1)

3.1.2	Articles of Amendment dated June 30, 1998(1)

3.1.3	Articles of Amendment dated November 12, 1998(1)

3.1.4	Articles of Amendment dated June 22, 2006(1)

3.1.5	Certificate of Incorporation of Delaware entity dated October 11, 2007(1)

3.1.6	Articles of Amendment dated October 18, 2007(1)

3.1.7	Certificate of Amendment dated August 27, 2008(1)

2.1.1	Agreement and Plan of Merger dated December 5, 2007(1)

2.1.2	Certificate of Merger - Delaware - dated December 5, 2007(1)

2.1.3	Articles of Merger - Florida - dated December 7, 2007(1)

2.1.4	Certificate of Merger – Delaware - dated September 20, 2011 (2)

3.2.1	Florida Amended and Restated By-Laws(1)

3.2.2	Delaware Amended and Restated By-Laws(1)

10.1	Stock Purchase Agreement dated March 31, 2010 by and between the Company and Bedrock Ventures, Inc. (3)

10.2	Repurchase Agreement dated April 1, 2010 by and among the Company and CENTURY CAPITAL PARTNERS, LLC, and, CORPORATE SERVICES INTERNATIONAL, INC. (3)

23.1	Consent of Michael F. Cronin, CPA(*)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

(1)	Previously filed with the Company's Form 10 filed with the SEC on November 12, 2008 and incorporated herein by reference.

(2)	Incorporated by reference to Exhibit 2.1.4 to the Annual Report on Form 10-K filed with the SEC on 30 January 2012.

(3)	Previously filed with the Company’s Form 8-K filed on April 7, 2010 and incorporated herein by reference.

*	Filed herewith.

**
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2013	PopBig, Inc.

By: /s/ Keith A. Rosenbaum
Name: Keith A. Rosenbaum

Title: Chief Executive Officer, Chief Financial Officer and sole director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Keith A. Rosenbaum	Director	13 February 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of PopBig, Inc.:

We have audited the balance sheet of PopBig, Inc. as of October 31, 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PopBig, Inc. as of October 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern.  The entity has no revenues, has suffered recurring losses from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2013.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hartley Moore Accountancy Corporation
Riverside, California
February 15, 2013

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

January 21, 2012
/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
NY, FL

PopBig, Inc.
Balance Sheet

	October 31,
	2012	2011
Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable-trade	$8,245	$3,245
Accrued expenses	0	0
Due to related parties	0	6,496
Total current liabilities	8,245	9,741
Commitments and Contingencies (Note 3)
Stockholders' Deficit:
Common stock-300,000,000 authorized $001 par value 12,162,040 shares issued & outstanding	12,162	12,162
Additional paid-in capital	176,865	146,869
Accumulated deficit	(197,272)	(168,772)
Total Stockholders' Deficit	(8,245)	(9,741)

Total Liabilities & Stockholders' Deficit	$0	$0

The accompanying notes are an integral part of these financial statements.

PopBig, Inc.
Statement of Operations

	For the Year Ended October 31,
	2012	2011

Revenue	$0	$0

Costs & Expenses:
General & administrative	28,500	26,094
Interest	0	0
Total Costs & Expenses	28,500	26,094

Loss from continuing operations before income taxes	(28,500)	(26,094)
Income taxes	0	0

Net Loss	$(28,500)	$(26,094)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	12,162,040	12,162,040

The accompanying notes are an integral part of these financial statements..

PopBig, Inc.
Statement of Cash Flows

	For the Year Ended October 31
	2012	2011

Cash flows from operating activities:
Net Loss	$(28,500)	$(26,094)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	12,000	18,000
Expenses paid by related parties	11,500	6,496
Increase (decrease) in accounts payable & accrued expenses	5,000	1,598
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

The accompanying notes are an integral part of these financial statements..

PopBig, Inc.
Statement of Stockholders' Deficit

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at November 1, 2010	0	$0	12,162,040	$12,162	$128,869	$(142,678)
Fair value of services provided by related party					18,000
Net Loss						(26,094)
Balance at October 31, 2011	0	$0	12,162,040	$12,162	$146,869	$(168,772)
Fair value of services provided by related party					29,996
Net Loss						(28,500)
Balance at October 31, 2012	0	$0	12,162,040	$12,162	$176,865	$(197,272)

The accompanying notes are an integral part of these financial statements..

POPBIG, INC.

BACKGROUND AND
Significant Accounting Policies
October 31, 2012 and 2011

NOTE 1:                      ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company

PopBig, Inc. (the “Company” or "PopBig"), was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc. The Company became a public company in July 1998 and in November 1998 changed its name to American Surface Technologies International, Inc. In September 2001, the State of Florida administratively dissolved us for not maintaining proper filings with the state and not paying its franchise tax fees. In 2006, the Company changed its name to Global Environmental, Inc. In December, 2007 the Company re-domiciled to Delaware and in September, 2008 changed its name to Ravenwood Bourne, Ltd. Effective September, 2011 the Company changed its name to PopBig, Inc. The Company has not engaged in business operations since that time.

Description of Business

The Company is a shell company and has nominal operations and assets.

 NOTE 2:                      SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the financial statements herein as of and for the years ended October 31, 2012 and 2011.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accounts of any former subsidiaries were not included and have not been carried forward.

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

Cash and Cash Equivalents

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

Valuation of Long-Lived Assets

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

Stock Based Compensation

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At October 31, 2012 and 2011, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Earnings per Common Share

We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2012 or 2011.

Income Taxes

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

The Company is not under examination by any jurisdiction for any tax year.  At October 31, 2012 and 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS"). Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:

·	measuring the fair value of financial instruments that are managed within a portfolio,

·	application of premiums and discounts in a fair value measurement, and

·
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

NOTE 3:                      COMMITMENTS

The Company is not a party to any leases and does not have any commitments

NOTE 4:                      STOCKHOLDERS’ EQUITY

Common Stock

We are currently authorized to issue up to 300,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. As of October 31, 2012, the Company’s common stock was 99% owned by Bedrock Ventures, Inc.  In January 2013, Bedrock sold its entire interest to Keith A. Rosenbaum. The Company was not a party to this transaction and as such received no proceeds from this transfer of shares.

Preferred Stock

We are currently authorized to issue up to 10,000,000 shares of $ 0.001 preferred stock. As of October 31, 2012 and 2011, there were no shares of preferred stock outstanding.

NOTE 5:                      RELATED PARTY TRANSACTIONS

Due Related Parties

Amounts due related parties consist of corporate reinstatement expenses paid by affiliates prior to the establishment of a bank account. Such items totaled $6,496 at October 31, 2011. During the year ended October 31, 2012, an additional $23,500 was added to amounts due to related parties. Upon the transfer of stock ownership in January 2013, all related party liabilities were forgiven, and as such the liabilities outstanding as of October 31, 2012, amounting to $29,996, were eliminated and recorded as capital contribution of paid-in capital.

Fair value of services

The principal stockholder provided, without cost to the Company, its services and office space. The total of these expenses were $12,000 and $18,000 for the years ended October 31, 2012 and 2011, respectively, and was reflected in the statement of operations for each year presented as general and administrative expenses with a corresponding contribution of paid-in capital.