Form 10-Q
period 2013-01-31
PopBig, Inc.
filed 2013-08-13
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: 31 January 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES   [   ]  NO   [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   [X]   No   [_]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)YES  [X]  NO  [  ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES  [  ]  NO  [  ]

As of 12 August 2013 there were 12,162,040 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

 POPBIG, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

PopBig, Inc.
Balance Sheet

	January 31,	October 31,
	2013	2012
	(Unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable-trade	$8,245	$8,245
Accrued expenses	8,500	0
Due to related parties	0	0
Total current liabilities	16,745	8,245

Stockholders’ Deficit:

Common stock-300,000,000 authorized $.001 par value 12,162,040 shares issued & outstanding	12,162	12,162
Additional paid-in capital	176,865	176,865
Deficit accumulated since quasi reorganization Oct. 31, 2005	(205,772)	(197,272)
Total Stockholders’ Deficit:	(16,745)	(8,245)

Total Liabilities & Stockholders’ Deficiency	$0	$0

The accompanying notes are an integral part of these unaudited interim financial statements.

PopBig, Inc.
Statement of Operations
(Unaudited)

	Three Months Ended 31 January
	2013	2012

Revenue	$0	$0

Costs & Expenses:
General & administrative	8,500	5,500
Interest	0	0
Total Costs & Expenses	8,500	5,500

Loss from continuing operations before income taxes	(8,500)	(5,500)
Income taxes	0	0

Net Loss	$(8,500)	$(5,500)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	12,162,040	12,162,040

The accompanying notes are an integral part of these unaudited interim financial statements.

PopBig, Inc.
Statement of Cash Flows
(Unaudited)
	Three Months Ended 31 January
	2013	2012

Cash flows from operating activities:
Net Loss	$(8,500)	$(5,500)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties		3,000
Expenses paid by related parties	0	0
Increase (decrease) in accounts payable & accrued expenses	8,500	2,500
Cash used by operating activities:	0	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Redemption of common stock	0	0
Proceeds from issuance of preferred stock	0	0
Capital contributed by related party	0	0
Proceeds of related party debt borrowings	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

The accompanying notes are an integral part of these unaudited interim financial statements.

POPBIG, INC.
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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our October 31, 2012 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three months ended January 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.    Going Concern

The accompanying financial statements have been prepared on a going concern basis.  The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the three months ended January 31, 2013 or 2012.

4.           New Accounting Standards

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

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:

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

5.           Related Party Transactions Not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate expenses paid directly by and cash advances received by affiliates. Upon the transfer of stock ownership in January, 2013, all related party liabilities were forgiven, and as such the liabilities outstanding at October 31, 2012, amounting to $29,996, were eliminated and recorded as capital contribution.

Fair value of services: Certain related parties provided, without cost to the Company, their services, valued at $800 per month through the period ended 31 January 2012. Also, without cost to the Company, office space valued at $200 per month was provided which totaled $600 for the three-month period ended 31 January 2012. The total of these expenses was $3,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Item 2 and elsewhere in this Quarterly Report  to “PopBig”, ” “we”, “our”, “us”, and the “Company” refer to PopBig, Inc.

The discussion in this section contains forward-looking statements. These statements relate to future events, our future capital requirements or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would" or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part II, Item 1A of this Quarterly Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be incorrect. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

Effective 31 October 2005, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its November 1, 2005, balance sheet as a “quasi reorganization”, pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From November 1, 2005 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

Effective as of 30 September 2011, the Company changed its name from Ravenwood Bourne Ltd. to PopBig, Inc. The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, PopBig, Inc., with and into the Company, with the Company as the surviving corporation. To effectuate the merger, the Company filed its Certificate of Merger with the Delaware Secretary of State and the merger became effective on September 30, 2011. The Company’s board of directors approved the merger which resulted in the name change. In accordance with the Delaware General Corporation Law, shareholder approval of the merger was not required. On the effective date of the merger, the Company’s name was changed to “PopBig, Inc.” and the Company’s Certificate of Incorporation was amended to reflect this name change.

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At 31 January 2013 and 31 October 2012 we had cash assets of $0. At 31 January 2013 and 31 October 2012, we had current liabilities of $16,745 and $8,245, respectively, none of which was due to related parties.

We have had no revenues for the three months ended 31 January 2013 or 2012. Our operating expenses for the three months ended 31 January 2013 and 2012 were $8,500 and $5,500, respectively, comprised of general and administrative expenses. Accordingly, we had a net loss of $8,500 and $5,500, respectively, for the three months ended 31 January 2013 and 2012, respectively.

On or around 24 January 2013 our former majority stockholder, Bedrock Ventures, Inc. (“Bedrock”), closed a transaction in which it sold all of the shares of our common stock it owned. In that transaction Bedrock sold 12,000,000 shares of our common stock to Keith A. Rosenbaum. Under the terms of the transaction we received no proceeds for the shares purchased and we were not a party to the transaction. Mr. Rosenbaum became our controlling stockholder, owning approximately 99% of our issued and outstanding shares of stock.

On 24 January 2013 our Board appointed Keith A. Rosenbaum to our Board of Directors and named Mr. Rosenbaum Chairman of the Board of our Company.

On 24 January 2013, immediately following the appointment of Mr. Rosenbaum, Fotis Georgiadis resigned as a member of our Board and resigned all officer positions he previously held. Mr. Georgiadis’ resignation was voluntary; it was the result of the prior agreement and understanding under which Mr. Rosenbaum acquired the 12,000,000 shares from Bedrock.

On 24 January 2013, immediately following the departure of Mr. Georgiadis, Mr. Rosenbaum was appointed as our CEO, CFO, and Secretary.

At this time, our Company does not have any employment or other arrangements with Mr. Rosenbaum regarding his current position as our sole officer and director.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of 31 January, 2013 and 31 October 2012, the Company had current liabilities of $16,745 and $8,245, respectively, none of which was due to related parties.

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

The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

The Company will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

In connection with the plan to seek new business opportunities and/or effecting a business combination, the Company may determine to seek to raise funds from the sale of restricted stock or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

There are no limitations in the certificate of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company’s limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on the Company’s financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

Management has substantial flexibility in identifying and selecting a prospective new business opportunity. The Company would not be obligated nor does management intend to seek pre-approval by our shareholders prior to entering into a transaction.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At quarter ended 31 January 2013 the Company had a cash balance of $0. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K’s, 10K’s, 10Q’s and agreements and related reports and documents. The Securities Exchange Act of 1934 (the “Exchange Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, or successor management, with such outside assistance as he or they may deem appropriate. The Company intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company’s officer and director. In analyzing prospective business opportunities, the Company will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that the Company may deem relevant.

The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment. The Company does not expect to hire any employees during the next 12 months.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to PopBig, Inc. as a smaller reporting company.

ITEM 4.           CONTROLS AND PROCEDURES.

It is the responsibility of the chief executive officer and chief financial officer of PopBig, Inc. to establish and maintain a system for internal controls over financial reporting such that PopBig, Inc. properly reports and files all matters required to be disclosed by the Exchange. Keith A. Rosenbaum is the Company’s chief executive officer and chief financial officer. The Company’s system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Rosenbaum immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2013, Mr. Rosenbaum has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

EVALUATION OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of 31 January 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of 31 January 2013, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly report.

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and any adverse result in these or other matters may arise from time to time that could harm our business. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 1A.        RISK FACTORS.

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto, and the information in other reports we file with the SEC, including our Annual Report on Form 10-K for the year ended 31 October 2012 and our audited consolidated financial statements and the notes thereto included therein. If any of the following events, described as risks, actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of 31 January, 2013 and 31 October, 2012 we had cash of $0 and $0, respectively.

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

We have no revenues and are dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the three months ended 31 January 2013 and 2012, PopBig had incurred $0 and $8,500 for general and administrative expenses, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees. In addition, as of 31 January 2013 and 31October, 2012 PopBig had current liabilities of  $16,745 and $8,245, respectively, none of which is due to related parties. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Form 10-Q, management related parties have made capital investments and additional for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of 31 January 2013 we have 12,162,040 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

NUMBER	DESCRIPTION

3.1.1	Certificate of Incorporation dated May 14, 1987*

3.1.2.	Articles of Amendment dated June 30, 1998*

3.1.3	Articles of Amendment dated November 12, 1998*

3.1.4	Articles of Amendment dated June 22, 2006*

3.1.5	Certificate of Incorporation of Delaware entity dated October 11, 2007*

3.1.6	Articles of Amendment dated October 18, 2007*

3.1.7	Certificate of Amendment dated August 27, 2008*

2.1.1	Agreement and Plan of Merger dated December 5, 2007*

2.1.2	Certificate of Merger - Delaware - dated December 5, 2007*

2.1.3	Articles of Merger - Florida - dated December 7, 2007*

2.1.4	Certificate of Merger – Delaware - dated September 20, 2011***

3.2.1	Florida Amended and Restated By-Laws*

3.2.2	Delaware Amended and Restated By-Laws*

10.1.1	Stock Purchase Agreement dated March 31, 2010**

10.2.1	Repurchase Agreement dated April 1, 2010**

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document****

101.SCH	XBRL Schema Document****

101.CAL	XBRL Calculation Linkbase Document****

101.DEF	XBRL Definition Linkbase Document****

101.LAB	XBRL Label Linkbase Document****

101.PRE	XBRL Presentation Linkbase Document****

*	Previously filed with the Company’s Form 10 filed on November 12, 2008.
**	Previously filed with the Company’s Form 10-Q filed on June 14, 2010.
***	Previously filed with the Company’s Form 10-K filed on January 27, 2012.

****           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 12 August, 2013	POPBIG, INC.

By: /s/ Keith A. Rosenbaum
KEITH A. ROSENBAUM,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)