Form 10-Q
period 2013-07-31
PopBig, Inc.
filed 2013-09-16
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: 31 July 2013

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

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

As of 13 September 2013 there were 12,162,040 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

 POPBIG, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS.

PopBig, Inc.
Balance Sheet
	July 31,	Oct 31,
	2013	2012
	(Unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable-trade	$8,245	$8,245
Accrued expenses	27,000	0
Due to related parties	0	0
Total current liabilities	35,245	8,245

Stockholders’ Deficit:
Common stock-300,000,000 authorized $.001 par value 12,162,040 shares issued & outstanding	12,162	12,162
Additional paid-in capital	176,865	176,865
Deficit accumulated since quasi reorganization Oct. 31, 2005	(224,272)	(197,272)
Total Stockholders’ Deficit	(35,245)	(8,245)

Total Liabilities & Stockholders’ Deficit	$0	$0

The accompanying notes are an integral part of these unaudited interim financial statements.

PopBig, Inc.
Statement of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2013	2012	2013	2012

Revenue	$0	$0	$0	$0

Costs & Expenses:
General and administrative	27,000	23,000	9,000	3,000
Interest	0	0	0	0
Total Costs & Expenses	27,000	23,000	9,000	3,000

Loss from continuing operations before income taxes	(27,000)	(23,000)	(9,000)	(3,000)
Income taxes	-	-	0	-

Net loss	$(27,000)	$(23,000)	$(9,000)	$(3,000)

Basis and diluted per share amounts:
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average shares outstanding (basic and diluted)	12,162,040	12,162,040	12,162,040	12,162,040

The accompanying notes are an integral part of these unaudited interim financial statements.

PopBig, Inc.
Statement of Cash Flows
(Unaudited)

	Nine Months Ended 31 July
	2013	2012

Cash flows from operating activities:
Net Loss	$(27,000)	$(23,000)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties		9,000
Expenses paid by related parties	0	11,500
Increase (decrease) in accounts payable & accrued expenses	27,000	2,500
Cash used by operating activities:	0	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Redemption of common stock	0	0
Proceeds from issuance of preferred stock	0	0
Capital contributed by related party	0	0
Proceeds of related party debt borrowings	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine and three month periods ended July 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the nine and three month periods ended July 31, 2013 or 2012.

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

5.           Related Party Transactions Not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate expenses paid directly by and cash advances received by affiliates. Upon the transfer of stock ownership in January 2013, all related party liabilities were forgiven, and as such the liabilities outstanding at October 31, 2012, amounting to $29,996, were eliminated and recorded as capital contribution.  Subsequent to the transfer of stock ownership, the Company has continued to incur administrative costs but does not maintain cash to satisfy the related liabilities.  These costs have been paid on behalf of the Company by a company that is minority owned by a related party to the Company.  The Company has expensed $8,250 and $1,500 for the nine and three-month periods ended 31 July 2013, respectively, related to amounts paid by this other party.  The liability related to these reimbursable amounts has been included in accrued expenses in the consolidated balance sheet.

Fair value of services: Certain related parties provided, without cost to the Company, their services, valued at $800 per month through the period ended 31 July 2012. Also, without cost to the Company, office space valued at $200 per month was provided, which totaled $1,800 and $600 for the nine and three-month periods ended 31 July 2012, respectively. The total of these expenses was $9,000 and $3,000 for the nine and three-month periods ended 31 July 2012, respectively, and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.  Subsequent to the transfer of stock ownership, the Company has relied upon the services of its Chief Executive Officer for all administrative functions, for which he has not yet been compensated.  The Company intends to compensate this individual when the funds are available.  The Company has recorded $18,750 and $7,500 as the value of these services for the nine and three-month  periods ended 31 July 2013, respectively.  The liability related to this compensation is included in accrued expenses in the consolidated balance sheet.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At 31 July 2013 and 31 October 2012, we had cash assets of $0. At 31 July 2013 and 31 October 2012, we had current liabilities of $35,245 and $8,245, respectively Included in the balance as of 31 July 2013 is $8,250 due a company that is minority owned by a related party to the Company.

We have had no revenues for the nine and three-month periods ended 31 July 2013 or 2012. Our operating expenses for the nine months ended 31 July 2013 and 2012 were $27,000 and $23,000, respectively, comprised of general and administrative expenses.  Our operating expenses for the three months ended 31 July 2013 and 2012 were $9,000 and $3,000, respectively, comprised of general and administrative expenses. Accordingly, we had a net loss of $27,000 and $23,000 for the nine months ended 31 July 2013 and 2012, respectively, and a net loss of $9,000 and $3,000 for the three months ended 31 July 2013 and 2012, respectively.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of 31 July 2013 and 31 October 2012, the Company had current liabilities of $35,245 and $8,245, respectively.  .  Included in the balance as of 31 July 2013 is $8,250 due to a company that is minority owned by a related party to the Company.

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

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At quarter ended 31 July 2013 the Company had a cash balance of $0. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K’s, 10K’s, 10Q’s and agreements and related reports and documents. The Securities Exchange Act of 1934 (the “Exchange Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

ITEM 4.                  CONTROLS AND PROCEDURES.

It is the responsibility of the chief executive officer and chief financial officer of PopBig, Inc. to establish and maintain a system for internal controls over financial reporting such that PopBig, Inc. properly reports and files all matters required to be disclosed by the Exchange. Keith A. Rosenbaum is the Company’s chief executive officer and chief financial officer. The Company’s system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Rosenbaum immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2013, Mr. Rosenbaum has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of 31 July 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of 31 July 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of 31 July 2013 and 31 October 2012 we had cash of $0 and $0, respectively.

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

We have no revenues and are dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence.  For the nine months ended 31 July 2013 and 2012, PopBig had incurred $27,000 and $23,000 for general and administrative expenses, respectively.  For the three months ended 31 July 2013 and 2012, PopBig had incurred $9,000 and $3,000 for general and administrative expenses, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees. In addition, as of 31 July 2013 and 31 October 2012 PopBig had current liabilities of $35,245 and $8,245, respectively.  Included in the balance as of 31 July 2013 is $8,250 due to a company that is minority owned by a related party to the Company to an unaffiliated company that has offered to merge with PopBig, the terms and conditions for which are being negotiated.  We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Form 10-Q, management related parties have made capital investments and additional for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

Our Certificate of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of 31 July 2013 we have 12,162,040 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

Date: 13 September, 2013	POPBIG, INC.

By: /s/ Keith A. Rosenbaum
KEITH A. ROSENBAUM,
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)