Form 10-K
period 2013-10-31
PopBig, Inc.
filed 2013-12-20
CIK 1076744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2013

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

Common Stock, $.001 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act   . YES  ☐     NO    ☒

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
 YES    ☒    NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES    ☒    NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES    ☒    NO    ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $51,853 (162,040 shares at $0.32 per share).

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES   ☐    NO    ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,162,040 shares as of 17 December 2013.

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

In approximately late 1997 the Company changed control and the direction of its business. In particular, the Company was in the business of manufacturing and marketing pre-packaged pour-in-place playground surfacing products. The Company subsequently held the exclusive manufacturing and distribution licenses for SafetyPlay 2 Surfacing for North America, Mexico, Central and South America.

In anticipation of going public, on June 30, 1998 the Company raised its authorized common stock to 50,000,000 shares $0.001 par value. On November 12, 1998, the Company changed its name to American Surface Technologies International, Inc. The Company went public in July, 1998 and began trading on the NASDAQ over the counter market under the symbol “VPGP” which symbol was changed to “SURF” following the November 1998 name change. The Company did not register with the Securities and Exchange Commission (“SEC”) and was not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

PopBig has not conducted any business operations since 2001. In 2006, the Company briefly attempted to re-activate. The Company changed its name to Global Environmental, Inc. and increased its authorized common stock to 100,000,000 shares, $0.001 par value. However, this brief attempt was unsuccessful and was abandoned almost immediately.

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

On July 23, 2007 in its Court Order the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida granted the application of Century Capital Partners, LLC to have a receiver appointed. The Court appointed Brian T. Scher, Esquire as receiver of the Company. The Court Order appointing Receiver empowered Mr. Scher to evaluate our financial status, to determine whether there are any options for corporate viability that could benefit our stockholders, to reinstate our corporation with the Florida Secretary of State, and to obtain copies of our stockholder records from our transfer agent. Mr. Michael Anthony is the sole managing member of Century Capital Partners.

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

On or near September 26, 2007 the Company changed its transfer agent from Signature Stock Transfer to Island Stock Transfer.

On October 8, 2007 following the submittal of detailed reports by Mr. Scher the Court discharged the receiver and returned the Company to the control of its Board of Directors. On October 9, 2007 the Company adopted amended and restated Bylaws.

On November 21, 2007 after proper notice to all stockholders, the Company held an annual meeting for the purposes of the election of directors. At the meeting, Michael Anthony was elected the sole Director. Immediately following the stockholder meeting, Michael Anthony was appointed President, Secretary and Treasurer.

In exchange for a capital investment of $12,562.00 by Century Capital Partners, LLC on or near October 17, 2007 PopBig issued to Century Capital Partners, LLC 90,000,000 shares of its common stock (1,200,000 shares post reverse) representing approximately 88.1% of its common stock outstanding on that date. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the stockholders meeting.

On or near August 27, 2008 Corporate Services International, Inc. agreed to contribute $20,000 as paid in capital to PopBig, the entire amount of which was paid to PopBig on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. PopBig has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company’s business and implement the Company’s business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a stockholder’s meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

In exchange for the $20,000 capital contribution by Corporate Services International, Inc., the Company agreed to issue 1,000,000 shares of its Series B Preferred Stock. Corporate Services International is a personal use business consulting company of which Michael Anthony is the sole officer and director. On January 19, 2009 Corporate Services International, Inc. converted the 1,000,000 shares of Series B Preferred Stock into 10,000,000 shares of common stock.

In addition to, and separate from the above discussed capital investments, through October 30, 2008, Century Capital Partners has loaned the Company $4,509 for ongoing general and administrative expenses.

Moreover, Michael Anthony, as officer and director has agreed to assist the Company in its efforts to salvage value for the benefit of its stockholders. Mr. Anthony’s efforts include and will continue to include, but are not limited to, assistance in gathering information, retaining counsel and working with counsel and the auditor for purposes of preparation of this Registration Statement and corresponding audited financial statements. Mr. Anthony and PopBig do not have a written agreement.

On October 11, 2007 American Surface Technologies International, Inc. was incorporated in Delaware for the purpose of merging with American Surface Technologies International, Inc., a Florida Corporation so as to effect a re- domicile to Delaware. The Delaware Corporation is authorized to issue 250,000,000 shares of $0.001 par value common stock and 2,000,000 shares of $0.001 par value preferred stock. On December 11, 2007 both American Surface Technologies International the Florida corporation and American Surface Technologies International the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the Florida Corporation’s stockholders received one share of new (Delaware) common stock for every one share of old (Florida) common stock they owned. All outstanding shares of the Florida Corporation’s common stock were effectively purchased by the new Delaware Corporation, effectively merging the Florida Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

On August 27, 2008 the Company changed its name to Ravenwood Bourne, Ltd. Effective September 30, 2008 the Company enacted a 1:75 reverse split of its outstanding common stock and changed the authorized capital stock to 300,000,000 shares $0.001 par value common stock and 10,000,000 shares of preferred stock $0.001 par value. Of the preferred stock 1,000,000 shares were designated as Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to ten (10) votes on all matters submitted to stock holders for vote, is convertible into ten (10) shares of common stock and has a liquidation preference of $1.00 per share. The Company’s name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company’s current business plan as described herein.

On March 31, 2010 we issued 12,000,000 shares of our common stock to Bedrock Ventures, Inc. Under the terms of this transaction we received $275,000 for the shares we issued.

On April 1, 2010 we repurchased and retired a total of 11,200,000 shares of our common stock from two of our stockholders for a total cash payment of $275,000. We repurchased 10,000,000 shares from Corporate Services International, Inc. and 1,200,000 shares from Century Capital Partners, LLC. These repurchases were funded from the proceeds of the Bedrock Ventures, Inc. transaction.

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

Effective as of September 30, 2011 the Company changed its name from Ravenwood Bourne Ltd. to PopBig, Inc. The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, PopBig, Inc., with and into the Company, with the Company as the surviving corporation. To effectuate the merger, the Company filed its Certificate of Merger with the Delaware Secretary of State and the merger became effective on September 30, 2011. The Company’s board of directors approved the merger which resulted in the name change. In accordance with the Delaware General Corporation Law, stockholder approval of the merger was not required. On the effective date of the merger, the Company’s name was changed to “PopBig, Inc.” and the Company’s Certificate of Incorporation was amended to reflect this name change.

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

On January 24, 2013 our Board appointed Keith A. Rosenbaum to our Board of Directors and named Mr. Rosenbaum Chairman of the Board of our Company. Mr. Rosenbaum, 54, is a licensed attorney in the State of California. Mr. Rosenbaum is the founder of Spectrum Law Group, LLP, Irvine, California, where he has practiced for the last 13-years, focusing on corporate transactions (public and private); general corporate law, and tax matters. Mr. Rosenbaum has no family relationship with anyone else involved in our Company. Mr. Rosenbaum has rendered render legal services to our Company and it is anticipated that he will continue to do so.

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

Current Business Plan

PopBig is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, PopBig's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to stockholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another. Management may sell its shares to a third party who subsequently will complete a transaction to bring the Company from a shell company to an operating entity.

Management has substantial flexibility in identifying and selecting a prospective new business opportunity. PopBig would not be obligated nor does management intend to seek pre-approval by our stockholders prior to entering into a transaction.

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

PopBig intends to promote itself privately. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders, and other factors.

PopBig has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At the year end October 31, 2013 PopBig had a cash balance of $0. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8Ks, 10Ks, 10Qs and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of PopBig has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

The officer of PopBig has some, but not extensive experience, in managing companies similar to the Company and shall mainly rely upon his own efforts in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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

Acquisition Opportunities

Affiliates of management own 12,000,000 shares of common stock or approximately 99% of the total issued and outstanding shares of PopBig. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and stockholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's stockholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

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

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then stockholders.

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

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of October 31, 2013 and October 31, 2012 we had cash of $0 and $0, respectively.

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

Stockholders will not receive disclosure or information regarding a prospective business.

As of the date of this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. Management is not required to and will not provide stockholders with disclosure or information regarding prospective business opportunities. Moreover, a prospective business opportunity may not result in a benefit to stockholders or prove to be more favorable to stockholders than any other investment that may be made by stockholders and investors.

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

There is no basis for stockholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

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

We have no revenues and are dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the years ended October 31, 2013 and October 31, 2012, PopBig had incurred $33,255 and $28,500 for general and administrative expenses, respectively. General and administrative expenses include accounting and consulting fees, reinstatement fees, and other professional fees. In addition, as of October 31, 2013, PopBig had current liabilities of $15,250, of which $11,655 was due to related parties. As of October 31, 2012 PopBig had current liabilities of $8,245, none of which is due to related parties. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Form 10-K, management related parties have made capital investments and additional for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

There may be restrictions on the ability of our stockholders to rely on rule 144 due to our status as a shell company or former shell company.

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

PROVIDED, in each case, we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

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

We most likely will issue additional securities in conjunction with a business opportunity which will result in a dilution of present stockholder ownership.

Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of December 17, 2013 we have 12,162,040 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 3.                     LEGAL PROCEEDINGS

On July 23, 2007, in its Court Order, the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida granted the application of Century Capital Partners, LLC to have a receiver appointed. The Court appointed Brian T. Scher, Esquire as receiver of the Company. The Court Order appointing Receiver empowered Mr. Scher to evaluate our financial status, to determine whether there are any options for corporate viability that could benefit our stockholders, to reinstate our corporation with the Florida Secretary of State, and to obtain copies of our stockholder records from our transfer agent.

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

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of the stockholders for year-end October 31, 2013.

PART II

ITEM 5.                    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the OTC QB marketplace under the symbol "POPS". Such trading of our common stock is limited and sporadic. To the best knowledge of the Company, there has been no active trading activity for approximately the past two years.

According to records of the Company's transfer agent, the Company had approximately 80 holders of Common Stock of record as of December 17, 2013. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended October 31, 2012 and 2013. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

2012	HIGH	LOW
Quarter ended October 31, 2012	$0.50	$0.40
Quarter ended July 31, 2012	$0.40	$0.40
Quarter ended April 30, 2012	$0.40	$0.40
Quarter ended January 31, 2012	$0.40	$0.40

2013	HIGH	LOW
Quarter ended October 31, 2013	$0.32	$0.32
Quarter ended July 31, 2013	$0.38	$0.32
Quarter ended April 30, 2013	$0.50	$0.38
Quarter ended January 31, 2013	$0.50	$0.50

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

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

PopBig is not and is not proposing to publicly offer any securities at this time.

From time-to-time the Company may grant options or warrants, or promise registration rights to certain stockholders. The Company has no control over the number of shares of its common stock that its stockholders sell. The price of the Company's stock may be adversely affected if large amounts are sold in a short period.

The Company's shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 [excluding the value of their primary residence] or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

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

Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities within the last two years.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At October 31, 2013 and 2012, we had no cash assets. At October 31, 2013, the Company had current liabilities of $15,250, of which $11,655 was due to related parties.  At October 31, 2012, the Company had current liabilities of $8,245, $0 due to related parties.

We have had no revenues in the years ended October 31, 2013 or 2012. Our operating expenses for the years ended October 31, 2013 and 2012 were $33,255 and $28,500, respectively, comprised of general and administrative expenses.  Accordingly, we had a net loss of $33,255 and a net loss per share of $0.00 for the year ended October 31, 2013 and a net loss of $28,500 and a net loss per share of $0.00 for the year ended October 31, 2012.

Continuing Operations, Liquidity And Capital Resources

Prior management related parties had invested $32,562 into the Company in exchange for 1,200,000 shares of common stock and 1,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $11,655 and $11,500 for ongoing expenses through October 31, 2013 and 2012, respectively. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. At October 31, 2013, the Company had current liabilities of $15,250, of which $11,655 is due to related parties.  At October 31, 2012, the Company had current liabilities of $8,245, of which $0 is due to related parties.

Our principal stockholder provided, without cost to the Company, its legal and administrative services, and office space valued at $2,500 per month in fiscal year 2013 and $1,000 per month in fiscal year 2012, which totaled $26,250 and $12,000 for the years ended October 31, 2013 and 2012, respectively. These expenses were reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. Upon the transfer of stock ownership in January 2013, all related party liabilities were forgiven, and as such the obligations of the Company outstanding as of October 31, 2012, were eliminated and recorded as contribution of paid-in capital.

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

PopBig will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the stockholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants. On January 31, 2013 PopBig, Inc. (the “Company”) informed Michael F. Cronin, CPA (“Cronin”) that effective December 11, 2012 Cronin would no longer serve as the Company’s independent registered public accounting firm. This action taken by the Company was approved by the Company’s Board of Directors on January 31, 2013. The action was the result of Cronin’s voluntary resignation of its registration with the PCAOB.

On January 31, 2013 the Company’s Board of Directors approved the engagement of Hartley Moore Accountancy Corporation (“HMAC”) as its independent registered public accounting firm for the Company’s fiscal year ending October 31, 2012.

ITEM 9A(T).            CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

It is the responsibility of the chief executive officer and chief financial officer of PopBig, Inc. to establish and maintain a system for internal controls over financial reporting such that PopBig, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Fotis Georgiadis was the Company's chief executive officer and chief financial officer during the year ended October 31, 2012. Concurrent with the transfer of majority ownership in January 2013, Keith A. Rosenbaum assumed these positions. Keith A. Rosenbaum was the Company's chief executive officer and chief financial officer during the year ended October 31, 2013.

The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Rosenbaum immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2013, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

Pursuant to applicable law, this annual report is not required to include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of October 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.                  OTHER INFORMATION

Amendment to Certificate of Incorporation

Effective as of September 30, 2011, the Company changed its name from Ravenwood Bourne Ltd. to PopBig, Inc. The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, PopBig, Inc., with and into the Company, with the Company as the surviving corporation. To effectuate the merger, the Company filed its Certificate of merger with the Delaware Secretary of State and the merger became effective on September 30, 2011. The Company’s board of directors approved the merger which resulted in the name change. In accordance with the Delaware General Corporation Law, stockholder approval of the merger was not required. On the effective date of the merger, the Company’s name was changed to “PopBig, Inc.” and the Company’s Articles of Incorporation were amended to reflect this name change.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

			EXECUTIVE OFFICER
NAME	AGE	POSITION	AND DIRECTOR SINCE

Keith A. Rosenbaum	54	Chief Executive Officer,	January 24, 2013
		President, Secretary,
		Treasurer, Director

Our directors are elected to serve until the next annual meeting of stockholders and until their respective successors will have been elected and will have qualified. Officers are not elected for a fixed term of office but hold office until their successors have been elected. Mr. Rosenbaum’s election to our Board and as the sole officer was the result of the prior agreement and understanding under which Mr. Rosenbaum acquired the 12,000,000 shares from Bedrock Ventures, Inc.

Mr. Rosenbaum, 54, is a licensed attorney in the State of California. Mr. Rosenbaum is the founder of Spectrum Law Group, LLP, Irvine, California, where he has practiced for the last 13-years, focusing on corporate transactions (public and private); general corporate law, and tax matters. Mr. Rosenbaum has no family relationship with anyone else involved in our Company. Mr. Rosenbaum has rendered legal services to our Company and it is anticipated that Mr. Rosenbaum will continue to do so.

SECTION 16(A)      BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% stockholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end October 31, 2013, all Section 16(a) forms were filed.

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

ITEM 11.                   EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal years ended October 31, 2013 or 2012 by PopBig. PopBig has no employment agreement with any of its officers and directors. PopBig has no employees and no compensation committee.

There were no option grants during the year ended October 31, 2013.

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

The following table provides information regarding the beneficial ownership of our common stock as of December 17, 2013 (referred to herein as the "Evaluation Date") by: (i) each of our current directors; (ii) each of our named executive officers as set forth in Item 11 of this Annual Report; (iii) all such directors and executive officers as a group; and, (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding capital stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 12,162,040 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Owner (1)	Common Shares	Percentage (2)

Keith A. Rosenbaum	6,261,434	51.4%

Officers and directors	6,261,434	51.4% as a group (1 person)

5% stockholders:

Keith A. Rosenbaum	6,261,434	51.4%

Robert J. Baker	1,000,000	8.2%

Daniel Haigney	700,333	5.8%

(1) The address for each person listed in this table is: C/O PopBig, Inc., 1900 Main Street, Suite 300, Irvine, California, 92614.
(2) Based on 12,162,040 shares of common stock outstanding as of December 17, 2013.

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

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company was billed a total of $3,500 for the fiscal year ended October 31, 2013 and $4,200 for the fiscal year ended October 31, 2012 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. There were approximately $3,000 of unbilled fees at October 31, 2013 related to professional services rendered by the principal accountants for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our annual report.

Audit Related Fees

There were $0 in audit related fees for the fiscal years ended October 31, 2013 and 2012. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

There were no tax fees for the fiscal years ended October 31, 2013 and 2012. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

EXHIBITS

NUMBER	DESCRIPTION

3.1.1	Certificate of Incorporation dated May 14, 1987(1)

3.1.2	Articles of Amendment dated June 30, 1998(1)

3.1.3	Articles of Amendment dated November 12, 1998(1)

3.1.4	Articles of Amendment dated June 22, 2006(1)

3.1.5	Certificate of Incorporation of Delaware entity dated October 11, 2007(1)

3.1.6	Articles of Amendment dated October 18, 2007(1)

3.1.7	Certificate of Amendment dated August 27, 2008(1)

2.1.1	Agreement and Plan of Merger dated December 5, 2007(1)

2.1.2	Certificate of Merger - Delaware - dated December 5, 2007(1)

2.1.3	Articles of Merger - Florida - dated December 7, 2007(1)

2.1.4	Certificate of Merger – Delaware - dated September 20, 2011 (2)

3.2.1	Florida Amended and Restated By-Laws(1)

3.2.2	Delaware Amended and Restated By-Laws(1)

10.1	Stock Purchase Agreement dated March 31, 2010 by and between the Company and Bedrock Ventures, Inc. (3)

10.2	Repurchase Agreement dated April 1, 2010 by and among the Company and CENTURY CAPITAL PARTNERS, LLC, and, CORPORATE SERVICES INTERNATIONAL, INC. (3)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*)

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

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

(1)	Previously filed with the Company's Form 10 filed with the SEC on November 12, 2008 and incorporated herein by reference.

(2)	Incorporated by reference to Exhibit 2.1.4 to the Annual Report on Form 10-K filed with the SEC on 30 January 2012.
(3)	Previously filed with the Company’s Form 8-K filed on April 7, 2010 and incorporated herein by reference.
(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2013	PopBig, Inc.

By: /s/ Keith A. Rosenbaum
Name: KEITH A. ROSENBAUM

Title: Chief Executive Officer, Chief Financial Officer and sole director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Keith A. Rosenbaum	Director	December 20, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of PopBig, Inc.:

We have audited the balance sheets of PopBig, Inc. as of October 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of  the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PopBig, Inc. as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern.  The entity has no revenues, has suffered recurring losses from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2014.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hartley Moore Accountancy Corporation
Anaheim, California

December 20, 2013

PopBig, Inc.
Balance Sheets

	October 31, 2013	October 31, 2012
ASSETS

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,000	$8,245
Accrued expenses	13,250	-
Total current liabilities	15,250	8,245

Total Liabilities	15,250	8,245

Commitments and contingencies (Note 3)

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at October 31, 2013 and 2012, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 12,162,040 shares issued and outstanding at October 31, 2013 and 2012, respectively	12,162	12,162
Additional paid in capital	203,115	176,865
Accumulated deficit	(230,527)	(197,272)
Total stockholders' deficit	(15,250)	(8,245)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

PopBig, Inc.
Statements of Operations

	For the year ended October 31,
	2013	2012

Revenues	$-	$-

Operating expenses
General and administrative	33,255	28,500
Depreciation	-	-
Total operating expenses	33,255	28,500

Loss from continuing operations	(33,255)	(28,500)

Other income (expenses)
Interest expense	-	-
Total other income (expenses)	-	-
Loss from continuing operations before income tax	(33,255)	(28,500)

Provision for income tax	-	-

Net loss	$(33,255)	$(28,500)

Basis and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	12,162,040	12,162,040

The accompanying notes are an integral part of these financial statements.

PopBig, Inc.
Statements of Cash Flows

	For the year ended October 31,
	2013	2012
Cash flows from operating activities
Net loss	$(33,255)	$(28,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services provided by related parties	26,250	12,000
Expenses paid by related parties	-	11,500
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(6,245)	5,000
Increase in accrued expenses	13,250	-
Net cash used in operating activities	-	-

Cash flows from financing activities	-	-

Cash flows from investing activities	-	-

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at the end of period	$-	$-

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures for noncash financing and investing activities:
Extinguishment of related party liabilities recorded as capital contribution	$-	$6,496

The accompanying notes are an integral part of these financial statements.

PopBig, Inc.
Statements of Stockholders' Equity (Deficit)

	Preferred stock		Common tock		Additional paid-in capital	Accumulated deficit	Total

Balance - November 1, 2011	-	$-	12,162,040	$12,162	$146,869	$(168,772)	$(9,741)
Fair value of services provided by related party	-	-	-	-	29,996	-	29,996
Net loss	-	-	-	-	-	(28,500)	(28,500)
Balance - October 31, 2012	-	-	12,162,040	12,162	176,865	(197,272)	(8,245)

Fair value of services provided by related party	-	-	-	-	26,250	-	26,250
Net loss	-	-	-	-	-	(33,255)	(33,255)
Balance - October 31, 2013	-	$-	12,162,040	$12,162	$203,115	$(230,527)	(15,250)

The accompanying notes are an integral part of these financial statements.

PopBig, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 1:                      NATURE OF OPERATIONS AND GOING CONCERN

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred net losses of $33,255 and $28,500 for the years ended October 31, 2013 and 2012, respectively, and has accumulated deficit of $230,527 since quasi reorganization October 31, 2005. The Company has a working capital deficit of $15,250 as of October 31, 2013. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Description of Business

The Company is a shell company and has nominal operations and assets.

 NOTE 2:                      SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the financial statements herein as of and for the years ended October 31, 2013 and 2012.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accounts of any former subsidiaries were not included and have not been carried forward.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets acquired and liabilities assumed in business transactions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Earnings per Common Share

We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of October 31, 2013 or 2012.

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

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss (NOL) carryforwards. Our net operating loss carryovers incurred prior to 2005 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c). We have accumulated losses of $230,527 which may result in deferred tax assets of approximately $90,000 as of October 31, 2013.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

The Company is not under examination by any jurisdiction for any tax year.  At October 31, 2013 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively. Early adoption is permitted. The Company has elected to adopt this guidance during the year ended October 31, 2013. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

NOTE 3:                      COMMITMENTS AND CONTINGENCIES

The Company is not a party to any leases and does not have any commitments.

NOTE 4:                      STOCKHOLDERS’ EQUITY

Common Stock

We are currently authorized to issue up to 300,000,000 shares of $0.001 par value common stock. The total issued and outstanding shares as of October 31, 2013 and 2012 were 12,162,040 and 12,162,040, respectively. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. As of October 31, 2013, the Company’s common stock was 51.4% owned by Keith A. Rosenbaum.

Preferred Stock

We are currently authorized to issue up to 10,000,000 shares of $ 0.001 preferred stock. As of October 31, 2013 and 2012, there were no shares of preferred stock outstanding.

NOTE 5:                      RELATED PARTY TRANSACTIONS

Due to Related Parties

Amounts due to related parties consist of corporate reinstatement expenses paid by affiliates prior to the establishment of a bank account. Such expenses totaled $7,005 and $17,996 at October 31, 2013 and 2012, respectively. Upon the transfer of stock ownership in January 2013, all accounts payable and all related party liabilities were forgiven, and as such the liabilities outstanding as of October 31, 2012, amounting to $17,996, were eliminated and recorded as capital contribution of paid-in capital.

Fair value of services

The principal stockholder provided, without cost to the Company, its services and office space. The total of these expenses were $26,250 and $12,000 for the years ended October 31, 2013 and 2012, respectively, and was reflected in the statement of operations for each year presented as general and administrative expenses with a corresponding contribution of paid-in capital.

NOTE 6:                      SUBSEQUENT EVENTS

The Company is currently in advanced negotiations for a potential combination with an entity related by common ownership.
.