Form 10-K
period 2013-12-31
EMAV Holdings, Inc.
filed 2014-04-15
CIK 1076744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2013 to December 31, 2013

Commission file number: 000 - 5349

EMAV HOLDINGS, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES  ☐    NO    ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates, computed on the basis of the closing price of the registrant’s common stock on the OTCQB on June 28, 2013, was approximately $51,853 (162,040 shares at $.32 per share).

As of  April 14 2014, there were 51,339,565 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “Holdings” and the “Company” refer to EMAV Holdings, Inc., a Delaware corporation, and its subsidiary, Electric Motors and Vehicles Company, a Delaware corporation (“EMAV”), unless otherwise stated.

EMAV HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition, and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would”, or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled “Risk Factors” including, in particular, risks relating to:

•	the results of research and development activities;

•	uncertainties relating to product testing, financing and strategic agreements and relationships;

•	the early stage of products under development;

•	our need for substantial additional funds;

•	government regulation;

•	our ability to obtain and maintain a steady availability of the vehicle to be used for our lead product, and any related restrictions or limitations on said availability;

•	our ability to obtain funding for our planned acquisitions and operations;

•	our ability to retain or hire key engineering, sales, or management personnel;

•	patent and intellectual property matters;

•	dependence on third-party manufacturers, suppliers, and vendors; and

•	Competition.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this prospectus to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1.           BUSINESS

Recent Corporate Developments

On December 27, 2013, the Company and EV Pop Acquisition Company, a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of the Company, and EMAV, a privately held company incorporated in Delaware, executed an Agreement and Plan and Reorganization (“Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into EMAV, with EMAV being the surviving entity of the transaction, which is sometimes referred to herein as the “Merger”. Additionally, just prior to and in anticipation of the Merger, Company changed its name on December 27, 2013 from PopBig, Inc. to EMAV Holdings, Inc. Following the closing of the Merger, EMAV became a wholly-owned subsidiary of the Company, with the former stockholders of EMAV owning 97.4% of the outstanding shares of common stock of the combined company. The Merger is accounted for as a reverse-merger and recapitalization. EMAV is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of EMAV and are recorded at the historical cost basis of EMAV, and the consolidated financial statements after completion of the Merger include the assets, liabilities and operations of the Company and EMAV (the “Combined Company”), from the closing date of the Merger. Additionally all historical equity accounts of EMAV, including par value per share, share, and per share numbers, have been adjusted to reflect the number of shares received in the Merger.

As part of the Merger, the Company changed its fiscal year-end from October 31 to December 31. This change was effected for business reasons to coincide with the fiscal year-end of EMAV.

Organizational History

PopBig, Inc., a Delaware corporation (the “Company” or “PopBig”), was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc. for the purpose of engaging in the incentive marketing business. At the time of formation, the Company was authorized to issue 7,500 shares of $1.00 par value common stock.

In late 1997, the Company changed control and the direction of its business. In particular, the Company was in the business of manufacturing and marketing pre-packaged pour-in-place playground surfacing products. The Company subsequently held the exclusive manufacturing and distribution licenses for SafetyPlay 2 Surfacing for North America, Mexico, Central, and South America.

In anticipation of going public, on June 30, 1998, the Company raised its authorized common stock to 50,000,000 shares at $0.001 par value. On November 12, 1998, the Company changed its name to American Surface Technologies International, Inc. The Company went public in July 1998, and began trading on the NASDAQ over the counter market under the symbol “VPGP” which symbol was changed to “SURF” following the November 1998 name change. The Company did not register with the Securities and Exchange Commission (“SEC”) and was not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

From 1998 through the end of 1999, the Company attempted to expand quickly, including expending a great deal of sums on research and development and growth. In 1999, the Company made a large capital investment to open a full scale manufacturing plant to produce its SafetyPlay products. The Company suffered from financial difficulties due to its rapid growth and associated expenditures. Despite efforts, including bringing in new management, the Company’s business ultimately failed and the Company ceased operations. In September 2001, the State of Florida administratively dissolved the Company for not maintaining its proper filings with the state and not paying its franchise tax fees.

PopBig has not conducted any business operations since 2001. In 2006, the Company briefly attempted to re-activate. The Company changed its name to Global Environmental, Inc. and increased its authorized common stock to 100,000,000 shares at $0.001 par value. However, this brief attempt was unsuccessful and was abandoned almost immediately.

Effective October 31, 2005, the Company approved and authorized a plan of quasi-reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its November 1, 2005 balance sheet as a “quasi-reorganization”, pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From November 1, 2005 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

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

Under Mr. Scher’s receivership, and with funds supplied by Century Capital Partners, the Company reinstated its corporate charter and paid all past due franchise taxes; paid the outstanding debt with the transfer agent; and made an analysis of the Company’s debts and potential for viability as a merger candidate. In addition, on October 7, 2007, Mr. Scher, as receiver, appointed Michael Anthony as our sole Director, President, Secretary, and Treasurer.

On October 8, 2007, following the submittal of detailed reports by Mr. Scher, the Court discharged the receiver and returned the Company to the control of its Board of Directors. On October 9, 2007, the Company adopted amended and restated Bylaws.

On November 21, 2007 after proper notice to all stockholders, the Company held an annual meeting for the purposes of the election of directors. At the meeting, Michael Anthony was elected the sole Director. Immediately following the stockholder meeting, Michael Anthony was appointed President, Secretary, and Treasurer.

In exchange for a capital investment of $12,562 by Century Capital Partners, LLC on or near October 17, 2007 PopBig issued to Century Capital Partners, LLC 90,000,000 shares of its common stock (1,200,000 shares post reverse) representing approximately 88.1% of its common stock outstanding on that date. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the stockholders meeting.

On or near August 27, 2008, Corporate Services International, Inc. agreed to contribute $20,000 as paid in capital to PopBig on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. PopBig has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company’s business and implement the Company’s business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a stockholder’s meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

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

On August 27, 2008, the Company changed its name to Ravenwood Bourne, Ltd. Effective September 30, 2008 the Company enacted a 1:75 reverse split of its outstanding common stock and changed the authorized capital stock to 300,000,000 shares $0.001 par value common stock and 10,000,000 shares of preferred stock $0.001 par value. Of the preferred stock 1,000,000 shares were designated as Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to ten (10) votes on all matters submitted to stock holders for vote, is convertible into ten (10) shares of common stock, and has a liquidation preference of $1.00 per share. The Company’s name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company’s current business plan as described herein.

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

On April 5, 2010, Michael Anthony appointed Keith A. Rosenbaum as the sole officer and director of the Company. Michael Anthony then resigned all positions in and with the company as of the same date.

On December 31, 2010, Bedrock Ventures, Inc. executed a written consent of the majority stockholders of the Company removing Mr. Rosenbaum as a director and electing Mr. Fotis Georgiadis as a director. Mr. Georgiadis then removed Mr. Rosenbaum as Chief Executive Officer and appointed himself as Chief Executive Officer.

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

On January 24, 2013, Bedrock Ventures, Inc. closed a transaction in which it sold all of its shares of our common stock it owned. In that transaction Bedrock sold 12,000,000 shares of our common stock to Keith A. Rosenbaum. Under the terms of the transaction we received no proceeds for the shares purchased and we were not a party to the transaction. Mr. Rosenbaum became our controlling stockholder, owning approximately 99% of our issued and outstanding shares of stock.

On January 24, 2013, our Board appointed Keith A. Rosenbaum to our Board of Directors and named Mr. Rosenbaum Chairman of the Board of our Company. Mr. Rosenbaum, 54, is a licensed attorney in the State of California. Mr. Rosenbaum is the founder of Spectrum Law Group, LLP, Irvine, California, where he has practiced for the last 13-years, focusing on corporate transactions (public and private); general corporate law, and tax matters. Mr. Rosenbaum has no family relationship with anyone else involved in our Company. Mr. Rosenbaum has rendered legal services to our Company and it is anticipated that he will continue to do so.

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

On December 27, 2013 we closed the Merger and EMAV became our wholly-owned subsidiary. We changed our name to EMAV Holdings, Inc. As a result of the Merger we acquired the business of EMAV and will continue the existing business operations of EMAV as our primary business operations.

Our fiscal year end is December 31.

Business Plan

Our wholly-owned subsidiary, EMAV, is a new car company which we propose to operate out of the Colorado Springs, Colorado area. EMAV will design, assemble, and sell premium rugged sport adventure vehicles (“SAVs”), with an emphasis on offering electric versions. EMAV intends to acquire a Jeep automotive dealership through which it will conduct certain aspects of its operations, and which will also afford EMAV access to Jeep vehicles which will serve as the platform/foundation for its vehicle sales. The automotive industry has invested heavily in electric vehicle technology and most manufacturers are now introducing electric vehicles as part of their product line. In addition, a number of new companies have emerged which exclusively manufacture and sell electric vehicles. EMAV intends to be unique in the marketplace in that its proposed signature vehicle (the “ES”), will be based upon an existing iconic vehicle; the 4-door Jeep Wrangler.

EMAV proposes to design, develop, manufacture, and sell premium rugged electric vehicles built from the base chassis of the 4-door Jeep Wrangler. We will be a low volume vehicle design, engineering, and manufacturing company focusing on premium rugged electric vehicles. Our initial product offering will focus on the consumer market. We also plan to enter the market for commercial applications and the military, homeland protection, and law enforcement markets.

The EMAV ES intends to leverage the iconic design of the 4-door Jeep Wrangler and combine that with aerodynamic body modifications and styling and significant interior comfort and technology upgrades to create its own brand identity. The EMAV ES will maintain the rugged, cool exterior appearance of a Jeep, while the interior will be upgraded with luxury features and technology such as continuous online information access from a 17 inch interactive touch screen monitor. The electric 4-wheel drive drive-train is intended to deliver a new premium high performance standard, and with zero emissions the ES will be in a class by itself. EMAV intends to create and dominate the Sport Adventure Vehicle market by delivering a luxurious, comfortable, cool driving experience which is environmentally conscious. At this time EMAV has yet to produce a vehicle for sale and has not yet completed an electric vehicle using the 4-door Jeep Wrangler as its platform.

This Annual Report contains additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

We plan to begin shipments of our signature vehicle, the EMAV ES, in Fall of 2014. As of the filing of this Annual Report we have not yet produced any vehicles. We will be adapting the platform architecture of the 4-door Jeep Wrangler to develop our EMAV ES. This all electric vehicle is designed to create a new niche in the automotive industry: a luxury/premium all electric SUV, which we refer to as a premium Sport Adventure Vehicle.

We propose to sell our vehicles directly through a Jeep dealership we plan to acquire, as well as on the internet through that dealership. We also propose to sell our vehicles directly through selected Jeep dealerships throughout North America, and then globally. We may also lease small retail spaces in high-traffic areas (such as shopping malls and retail areas of large metropolitan areas) in order to highlight and advertise our product offerings. We will deploy a build-on-demand model so as to keep finished inventory low. Similar to the manner in which many large laptop manufacturers operate, we will maintain low levels of parts and platform vehicles, and then build the vehicle “to order” when our customer places the order. We believe that this approach provides us with a competitive advantage as compared to incumbent automobile manufacturers.

The battery pack and electric power train system we propose to purchase from a third party vendor should enable us to deliver competitive range capability at what we believe will be a compelling battery cost per kilowatt-hour. Our battery packs will use commercially available lithium-ion battery cells. Our proprietary energy management software and system should maximize the energy efficiency of our vehicles. Our proprietary technology includes charge balancing systems, battery engineering, and software and electronics management systems necessary to manage battery and vehicle performance.

We believe that our vehicles will offer consumers a compelling alternative to other electric vehicles, as well as to similar internal combustion engine or hybrid electric vehicles. We expect our electric vehicles will have a lower relative maintenance costs than hybrid, plug-in hybrid, or internal combustion engine vehicles due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs, and engine valves. Additionally, government incentives that are currently available can reduce the cost of ownership even further.

Our approach and business model of leveraging a successful and iconic brand and its dealership network will enable us to succeed where so many other electric vehicle manufacturers have failed. We have not created a new vehicle in search of a market. Rather, we have started with a vehicle which has documented and growing demand and will transform it into a premium electric vehicle. We do not require the hundreds of millions of dollars other electric vehicle manufacturers required to start from the ground up. We will not have to raise that level of capital and we will be able to avoid the design, performance, and marketing issues which doomed most early electric vehicle companies.

Our Advisory Board

EMAV plans to create, and name members to, an Advisory Board this year. To better understand the markets we are entering, and to make sure our products are of the highest quality and relevance to users, Holdings plans to invite professional athletes, subject matter experts, industry specialists, media and technology experts, former military leaders, and former politicians to join the Advisory Board. These individuals will sit in on Company meetings, visit trade-shows and industry events, and provide their recommendations and advice to us. Individuals will be appointed to the Advisory Board for a period of one year, and can be asked to continue serving on the Advisory Board annually.

Industry

We plan to operate in the automotive industry sector, with a presence in electric vehicle design, development, engineering, and manufacturing with a focus on creating a new market segment: a premium vehicle which is an electric Sport Adventure Vehicle. The automotive industry sector is dominated by large original equipment manufacturers (also referred to as “OEM’s”) which require large annual volumes to keep their plants working efficiently (typically in excess of 10,000 units per month) and thus leave low volume requirements to specialist manufacturers (usually in the order of less than 1,000 per month). The economies of scale necessary for the large OEM’s to achieve break even preclude the production of these lower volumes. The large OEM’s also buy technological development from outside their core business (which is manufacturing and marketing), primarily from design and development companies. In particular those in the emerging technology area of electric vehicle drive trains provide significant input into the development of OEM products for large automobile companies. These companies are known as second or third tier suppliers. In addition, due to the much lower sale numbers large OEMs typically do not venture into these areas of specialized vehicles, and, as a result, there is a market for niche vehicle manufacturers producing anything from low volume specialty or niche consumer vehicles to military vehicles, commercial fleet vehicles, and emergency service products. These specialist companies have faced pressure to produce products with zero or low exhaust emissions in order to meet both customer and regulatory demands related to the environment.

Our management believes that the supply chain for electric vehicle components necessary to manufacture electric vehicles is well established since the majority of electric motors are derivatives of existing motors deployed for other purposes (e.g. trains, fork lifts, aerial lifts, etc.). The controllers for these vehicles and motors have been around for some time and are also used in other similar industries. While battery technology based on lithium ion technology is still relatively new, manufacturers have made great strides in refining the technology a great deal of success. We propose to use lithium ion batteries supplied by well-known manufacturers.

The niche vehicle market for electric vehicles is emerging. We believe that this niche is the same for internal combustion engine vehicles in that they are both sectors where the volume is too low for a major OEM to be able to survive economically. We believe the unique combination of a premium vehicle based on the platform of a 4-door Jeep Wrangler with an electric drive will enable us to create a successful business in a new sector we have chosen to create. We also believe that continued adoption of more stringent environmental legislation, particularly for the reduction of exhaust and pollutant emissions, will be a key industry driver, and that deploying zero emission drive trains will be the fastest growing sector of the automotive industry for the foreseeable future.

Products

Our first and primary product will be the EMAV ES. It will be a 4-wheel drive electric vehicle with zero emissions.  It will have a rugged cool exterior and a premium luxury interior. The electric motor will provide for premium driving performance and the vehicle will be versatile, providing the driver access to almost any destination on any road surface. The vehicle will offer features and a personality that should attract a broad range of prospective buyers.

EMAV plans on commencing deliveries of the EMAV ES in major U.S. metropolitan areas by Fall 2014. The 4- door Jeep Wrangler platform will be used for the EMAV ES, with significant upgrades in quality, comfort performance, and technology. The EMAV ES model will be the world’s first and only all-wheel drive zero emission electric vehicle. The re-design of the vehicle should improve aero-dynamics as well as differentiate the EMAV ES as a completely new, different vehicle. Our vehicles will offer an upgraded interior focusing on comfort; technologies to manage the energy use of the efficient powerful electric motor; and, electronic technology providing the driver with a multitude of real time information and constant internet connectivity from a redesigned dashboard and large touch screen control displays.

By leveraging the 4-door the Jeep Wrangler, the market segment leader in market share (75%) and substantial growth (43% sales growth over the last 5 years), the EMAV ES will share enough of the Jeep Wrangler style to capitalize on similarities yet different enough to create its own brand. The EMAV ES will combine comfort and performance for urban or road travel with the rugged freedom of adventure enthusiasts or those seeking a more spirited performance driving experience with energy independence and environmental responsibility. The experience for the EMAV ES driver will be further upgraded with technology that allows the driver to be always connected, never lost, continuous internet connection, video entertainment, 360 degree camera viewing, power audio, and a battery energy usage system that monitors terrain and driver habits optimizing energy use. The interface between the driver and the vehicle is a system which we call the EMAV Interactive WBS System™.

The EMAV ES will be powered by the world’s first 2-speed all-wheel drive electric motor that delivers high performance driving on any road surface or off road environment. The EMAV ES will be able to be plugged into nearly any outlet in the world and depending on the charging source, be completely charged in less than 45 minutes, or in the convenience of an owner’s garage overnight. The EMAV ES is intended to deliver energy, excitement, adventure, and endless lifestyle possibilities. In addition to zero emissions, the electric motor of the EMAV ES should provide instant torque, power, acceleration, and performance at levels comparable to high performance sports cars.

We also propose to develop and sell the EMAV Power Station. A commercial vehicle intended to be driven at low speeds, it is designed to replace the mobile diesel power generators which are towed to work sites. It will also be based on the 4-door Jeep Wrangler platform, though with only the front passenger cab. The remainder of the vehicle will consist of batteries and capacitors and proprietary design and technology. The Power Station will be perfect for the entertainment industry, especially in California, as studios and production companies are looking to reduce emissions on all shoots. The application and utility for the construction, oil & gas, military, homeland security, and disaster response industries should also be favorable.

Price

The price point for our vehicles will be positioned at the moderately high end of pre-existing vehicle segments. The only vehicles available in these segments have high energy usage costs and the environmental stigma that goes with them. The EMAV ES will be priced from $65,000 – $95,000; the final price is dependent on upgrades, features, battery, and motor type.

There is a significant price range variance in the rugged SUV market, starting with the Nissan Xterra at under $20,000, and with the Mercedes G-Wagon topping the price matrix at over $120,000. The EMAV ES competes for market share in that market as the only electric rugged SUV. The EMAV ES platform is upgraded in quality, comfort, performance, and design to further justify a price point segment entry point above the Land Rover and below the Range Rover with vehicle pricing starting around $65,000 and up to $95,000. This price point also expands our target market into the luxury SUV segment. The EMAV ES feature upgrades should position it to compete with high end comfort and driving capabilities of other SUVs, while offering significant differences in performance and adventure opportunities. The electric motor should reduce energy costs substantially and create an environmentally conscious alternative to a vehicle segment known for high ownership and energy consumption costs.

Sales and Marketing

Because of the EMAV ES features, versatility, and price point, our market segment starts with a more upper class affluent buyer. This market segment is further broken down into several smaller segments or niches within that segment. Our market sub groups should include: adventure enthusiasts; environmentally conscious; families; lifestyle conscious; rugged image; off-road freedom; outdoor enthusiasts; soccer moms; collectors; celebrities; and, professional athletes.

Although these groups have a variety of media habits, buying habits, expectations, and priorities, targeting most or all of them using a variety of promotion, media, and digital mix is possible. Our market segment sub-groups can be paired together and targeted with a message from the same event, release, or media.

How we position our vehicles in the market will influence how the vehicles are perceived by our target groups. Their perception will help shape our brand. Our promotional message will influence our target groups by creating buying customers and aspiring customers; it will also shape public opinion and our brand.

Our initial sales focus will be on the consumer market. Thereafter we plan to access and exploit opportunities in the commercial and military marketplaces. Our efforts must successfully access the following distribution points and sales opportunities:

1.	Acquire a Jeep dealership for initial access to inventory and distribution.

2.	Build and educate our sales staff.

3.	Establish relationships with Jeep dealers in key target markets.

4.	Build credibility and confidence in the top tier Jeep dealerships throughout North America.

5.	Set up a sales and support system for that dealer network which promotes our mutually beneficial economic goals.

6.	Promote EMAV vehicles online and at Jeep dealerships.

7.	Promote the EMAV brand at car shows, trade shows, and similar public relations events.

8.	Approach at a high level commercial fleet business and government/military accounts, as well as delivery, freight, and service vehicles.

9.	Partner with parallel industry markets, specifically the charging station eco-system.

10.	Open sales markets/territories through Jeep dealership access points in all major North American markets by year July, 2015.

11.	Use sales and promotional events to attract press coverage, provide opportunities for press and public relations, and place us within our target market buyers.

Competition

Competition in the automotive industry is intense and evolving. We believe the impact of new regulatory requirements for occupant safety and vehicle emissions, technological advances in power train and consumer electronics components, and shifting customer needs and expectations are causing the industry to evolve in the direction of electric-based vehicles. We believe the primary competitive factors in our markets include but are not limited to:

•	technological innovation;

•	product quality and safety;

•	service options;

•	product performance;

•	design and styling;

•	product price; and

•	manufacturing efficiency.

Sales of automobiles in the United States auto are currently at their highest levels in over six years. Competition in the automobile industry is, in most cases, based on reputation, prestige, quality, service, and overall price. A strong combination of all of these factors attracts repeat and loyal customers. Consumers tend to shop for name brand and expect high customer service levels. Promptness of service also matters because customers want and need their cars back as soon as possible. In addition to customer service, name or brand recognition and reputation play an important role in determining the competitiveness of an automotive customization business.

Another crucial competitive factor in the automotive industry is the location of retail outlets. A location is best determined by a combination of population distribution, average income levels, and the number of vehicle registrations and existing competitors. The optimum combination results in a location that often allows the company to achieve economies of scale in terms of advertising and distribution costs.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Prior to the introduction of the Nissan Leaf in December 2010, no mass produced performance highway-capable electric vehicles were being sold in the United States. We expect additional competitors to enter the United States and Europe within the next several years, and as they do so, we expect that we will experience significant competition. Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. For example, Nissan introduced the Nissan Leaf, a fully electric vehicle in December 2010 and Ford introduced the pure electric Ford Focus and plug-in hybrid Ford C-Max Energi and Ford Fusion Energi in 2012. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

BMW, Daimler, Lexus, Audi, Fiat, Renault, and Volkswagen are also developing electric vehicles. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. We believe our focus on a premium electric rugged SUV will provide a foundation on which we can compete in the global automotive market in spite of the challenges posed by our competition. However, we have a limited history of operations.

The EMAV ES will enter the market as the only premium electric rugged sport adventure vehicle.  Competition will be from vehicle market segments that have some features or similarities of/to the ES. The Premium SUV or RSUV segments, which are all internal combustion engine vehicles include: the Cadillac Escalade, GMC Yukon, Ford Expedition, Lincoln Navigator, Mercedes G-Wagon, Range Rover, Jeep Wrangler, and Toyota Range Rover. The ES is priced within a significant price range variance in the RSUV market, starting with the Nissan Xterra at under $20,000 and the Mercedes G-Wagon at over $120,000. The EMAV ES will compete for market share in that market as the only electric RSUV.

While there is no direct or specific competition within our market segment, EMAV will be forced to compete with public perception about our chosen energy source; electrical power. There remains a perception in the consumer marketplace that, among other things, (i) electric vehicles are unreliable; (ii) electric vehicles have short mileage range; (iii) there is nowhere to charge electric vehicles; and, (iv) it takes too long to charge. As such, in addition to facing competition from other electric vehicles, we will continue to compete against similar, less expensive gas powered vehicles which still use internal combustion engines.

Intellectual Property

Our success will depend, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patent applications, trade secrets, including know-how, employee, and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of 11 April 2014 we have the following provisional patents:

1.           Electric Drive Transaxle Unit: The uniqueness of our “Split Shaft Design” is the power to frame size to weight ratio, meaning it is a very small dive unit that delivers direct drive power to the ring gear attached to the drive axle. A 2 speed transmission located at the front of the electric motor as part of the complete assembly. The 2 speed transmission is electronically controlled and has fewer moving parts than any other transaxle system designs. Our Split Shaft Modular System Design is simple to install as a complete drive system. Our Split Shaft unit connects to the electric power source and the power controller. There are no other electro-mechanical systems needed.

2.           Power Regeneration Unit: The Power Regeneration Unit (“PRU”) is a sophisticated vehicle system that incorporates several layers of technologies in electronics, and electro-mechanical devices operating as one system to improve energy consumption of the PRU’s host vehicle. The PRU is a self-guided and self-powered vehicle that follows the commands transferred to it electronically from an array of installed system sensors. These sensors deliver functional orders to the PRU’s power and system controllers providing seamless operation between the PRU and the host vehicle. The PRU is designed to deliver energy to the host vehicle over any roads and under most common road conditions. This supply of generated electric power extends the range of any full electric vehicle and also doubles as a power supply for charging an electric vehicle’s batteries in stationary mode.

3.           Topographic Power Controller: The Topographic Power Controller (“TPC”) is based on our Topomatic© electronic communications system design and utility. The TPC performs all intellectual functions attributed to landscapes encountered by electric vehicles for long distance operations. All electric vehicle batteries have specific duty cycles based on their energy density or the ability to hold a long term charge. Detours and elevation changes in the landscape set the field of operation for our Topomatic systems. The TPC receives data signals from satellites that allow the TPC to control vehicle battery charging, vehicle speed and energy consumption as a function of road surface and attitude changes. This unique method of control reduces power demands at critical attitudes and alters battery charging duty cycles as needed before in demand.

4.           Staged Radial Electric Motors: The design and staging of an array of radial electric motors and clutches controlled either sequentially or as a unified coupled drive, allows for significant energy savings. Additionally, motors can be used as generators in hybrid applications then electromechanically connected to the drive array when needed for additional power and torque. Freewheeling mass is eliminated through this unique method, allowing for energy consumption saving and delivery power and torque at critical points in a vehicle’s operation.

5.           Radial Electric Drive Differential: Our Radial Electric Drive Differential (“REDD”) is a drive system that reduces packaging of the electric drives when space is important and the reduction of components is needed for cost savings. The REDD incorporates the current design of electronic differentials isolating a radial permanent magnet rotor array from the active differential to allow for freewheeling speed changes, dynamic power control, regenerative braking for a specific wheel or in locked differential operation. Smaller packaging opportunities are also possible within the REDD design.

We intend to continue to file additional patent applications with respect to our technology. We also intend to take all necessary and required action to secure patent status to the above provisional patents. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

Seasonality

The sales of automobiles have historically fluctuated on a seasonal basis with increased sales during the spring and summer months. Further, automotive sales tend to decline over the winter season. Our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business.

Government Regulation

Regulatory Credits

In connection with the expected delivery and placement into service of our zero emission vehicles in the United Sates, we believe we will earn various tradable regulatory credits that can be sold to other manufacturers. Under California’s Low-Emission Vehicle Regulations and those of states that have adopted the California standards, vehicle manufacturers are required to ensure that a portion of the vehicles delivered for sale in those states during each model year are zero emission vehicles. Currently, the states of Arizona, California, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island, and Vermont have such laws in effect. These laws provide that a manufacturer of may earn credits, referred to as “ZEV” credits, if they produce more zero emission vehicles than the minimum quantity required by those laws. Those manufacturers with a surplus of credits may sell those excess credits to other manufacturers who can then apply such credits to comply with the regulatory requirements, including making up for deficits. As a manufacturer of solely of zero emission vehicles, we have no minimum requirement, and as a result, we earn ZEV credits on each vehicle sold in such states. We believe we will be able to other automobile manufacturers the ZEV credits that we earn.

Recently, California passed amendments to the ZEV mandate that would require all large volume manufacturers (those manufacturers selling 20,000 or more vehicles in California in 2018) to increase the number of zero emission vehicles sold starting in 2018. Under the new requirements, by 2025 up to 15.4% of each large volume manufacturers’ fleet must be made of zero emission vehicles. All states that have adopted the California program will amend their programs to conform to the new California standards.

Additionally, under the Environmental Protection Agency’s (EPA) national greenhouse gas (GHG) emission standards, vehicle manufacturers are required to meet fleet-wide average carbon dioxide emissions standards for cars and trucks at increasingly lower levels annually from 2012 – 2025. Those manufacturers whose fleet wide average fails to meet such standards have a deficit in their emission profile. Those manufacturers whose fleet wide average performs better than such standards may earn credits. Manufacturers may sell excess credits to other manufacturers who can apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we earn the full amount of GHG credits established by the standards on each vehicle sold. We believe we will be able to sell the credits that we earn to other automobile manufacturers.

Regulation—Vehicle Safety and Testing

While our vehicles are subject to numerous regulatory requirements established by the National Highway Traffic Safety Administration (NHTSA), including all applicable United States federal motor vehicle safety standards (FMVSS), we should satisfy all such requirements as our platform, the 4-door Jeep Wrangler, satisfies all such requirements. We anticipate that we may need to satisfy certain electric vehicle requirements to comply with limitations on electrolyte spillage, battery retention, and avoidance of electric shock following specified crash tests.

The Federal Trade Commission (FTC) will require that we calculate and display the range of our electric vehicles on a label we affix to the window of the vehicle. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the United States EPA’s combined city and highway testing cycles. In July 2011, the EPA announced new energy efficiency testing methodologies and labeling requirements for electric vehicles. We expect the FTC to issue amended rules to conform to the EPA standards, which will result in FTC labels mirroring the current EPA label.

The Automobile Information and Disclosure Act require manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, that law also allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.

Regulation—Battery Safety and Testing

We anticipate that our battery pack will conform to mandatory regulations that govern transport of “dangerous goods” that may present a risk in transportation, which includes lithium-ion batteries. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration (PHMSA) are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped such as by ocean vessel, rail, truck, or by air.

Manufacturers and Suppliers

To date we have not produced any vehicles and we are not yet in production of any vehicles. As such, we have not established any formal relationships with any of the manufacturers or suppliers with which we will need to work once we go into production. We anticipate that we will purchase parts from over 100 suppliers, many of whom we believe will be our single source suppliers for certain components. We have established communication with many of these key suppliers though we have no formal agreements with any of them. While we will work to obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components to be used in our vehicles may be purchased by us from a single source. While we believe that we will be able to establish manufacture and supply relationships, we may be unable to do so in the short term or at all at prices or costs that is favorable to us.

Employees

As of December 31, 2013 we had no employees. We utilize the services of consultants on a regular basis.

Legal Proceedings

Although we may, from time to time, be a party to certain lawsuits in the ordinary course of business, we are not currently involved in any lawsuits that would have a material adverse effect on our results of operations, financial condition, or cash flows.

Properties

We currently have no properties. We currently work out of shared office space with a related party in Irvine, California. We intend to acquire a Jeep dealership. It is intended that assembly operations will be conducted at a separate facility yet to be identified. We believe that the facility we plan to acquire will be suitable and adequate to meet our anticipated needs.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934.  We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K and other statements and other information with the Securities and Exchange Commission (SEC). Such reports, amendments, statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, and information statements, and other information regarding issuers that file electronically. Our reports, amendments thereto, and other information will also be made available, free of charge, on our website at www.emavholdings.com as soon as reasonably practicable. The information posted on our website is not incorporated by reference into this current report.

ITEM 1A.       RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition, and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Risks Related to Our Business and Industry

We are a development stage company with a limited operating history and our business and prospects are extremely difficult to evaluate.

EMAV was formed in the state of Delaware in March 2010. Since March 2010, the majority of our resources have been dedicated to our development efforts in preparation to bring our signature electric vehicle to market. We have only recently begun to transition into the very early stages of commercial production. We do not have a stable operating history that you can rely on in connection with your evaluation of our business and our future business prospects. Our business and prospects must be carefully considered in light of our limited operating history and the relative infancy of the electric vehicle market. There are also many business risks, uncertainties, and difficulties that are typically encountered by development stage companies that have sporadic revenues and are committed to focusing on research, development, and product testing for an indeterminate period of time. Some of the principal risks and difficulties we have and expect to continue to encounter include, but are not limited to, our ability to:

•	raise the necessary capital to finance our business until we can sell products on a full-scale and profitable basis;

•	maintain effective control over the cost of our research, development and product testing activities;

•	develop cost effective manufacturing methods for essential components of our proposed products;

•	improve the performance of our commercial prototype batteries;

•	successfully transition from our research and pilot production efforts to commercial manufacturing and sales of our vehicles;

•	adapt and successfully execute our rapidly evolving and inherently unpredictable business plan;

•	implement and improve operational, financial and management control systems and processes;

•	license complementary technologies if necessary and successfully defend our intellectual property rights against potential claims;

•	respond effectively to competitive developments and changing market conditions;

•	continue to attract, retain and motivate qualified personnel; and

•	manage each of the other risks set forth below.

We have a history of net losses, may incur substantial net losses in the future, and may not achieve profitability.

We have incurred significant losses since inception, including a net loss of $522,060 in 2010; a net loss of $167,995 in 2011; a net loss of $19,394 in 2012; and, a net loss of $365,201 for the year ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $1,074,650. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our signature vehicle. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

The risks associated with our business may be more acute during periods of economic slowdown or recession. In addition to other consequences, these periods may be accompanied by decreased consumer and institutional spending in general, as well as decreased demand for, or additional downward pricing pressure on, our products. Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition, and business prospects. As a result, given the current weakness and uncertainties in the U.S. and in certain overseas economies, we expect that our business will continue to be adversely affected for so long as, and to the extent that, such adverse economic conditions and uncertainty exist.

We may not have sufficient working capital to fund our planned operations or be able to continue as a going concern, and, as a result, we will need to raise additional capital in the future in order to continue operating our business and developing new products and technologies, which capital may not be available on acceptable terms or at all.

We believe that our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months. The factors below raise substantial doubt about our ability to continue as a going concern.

We have a history of recurring losses. As of December 31, 2013, we have incurred a cumulative net loss of approximately $1,074,650.

As of December 31, 2013, we had $125,450 in cash and cash equivalents, $127,739 in total assets and $75,788 in total liabilities.  During the year ended December 31, 2013, net cash used in operating activities was $385,689.

Our capital requirements will depend on many factors, including, among others:

•	the availability of and the price for a Jeep dealership;

•	the cost and timing to go into production of our signature consumer vehicle, the ES;

•	the cost and timing to go into production of our signature commercial product, the Power Station;

•	the amount we will have to pay for marketing of our vehicles;

•
the costs associated with commercializing our vehicles, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell our vehicles;

•	the acceptance of, and demand for, our vehicles;

•	the timing and success of executing our business strategy;

•	the costs of further developing our existing, and developing new, products or technologies;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the extent to which we invest in new technology, testing and product development; and

•	the costs associated with the continued operation, and any future growth, of our business.

Until we can generate significant cash from operations, we expect to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

The above circumstances, along with our history and near term forecast of incurring significant net losses and negative operating cash flows, raise substantial doubt on our ability to continue as a going concern. If we do not obtain additional capital from external sources, we may not have sufficient working capital to fund our planned operations or be able to continue as a going concern.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our working capital deficiency, recurring net losses, and negative cash flows from operations and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Our forecasts are highly speculative in nature and we cannot predict results in a development stage company with a high degree of accuracy.

Any financial projections, especially those based on ventures with minimal operating history, are inherently subject to a high degree of uncertainty, and their ultimate achievement depends on the timing and occurrence of a complex series of future events, both internal and external to the enterprise. There can be no assurance that potential revenues or expenses we project will, in fact, be received or incurred.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations, or require us to relinquish proprietary rights.

We expect that we will need to increase our liquidity and capital resources in our current fiscal year and in future periods. We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, stock splits; acquiring other companies, businesses, or products in exchange for shares of common stock; issuing shares of our common stock to partners in connection with strategic alliances; attracting and retaining employees by the issuance of additional securities; satisfying any debt we may have by issuing equity securities; or, other transactions and corporate purposes that our Board of Directors (the “Board”) deems are in our best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. For example, without further stockholder approval, our Board could approve the sale of shares of common stock in a private transaction to purchasers who may oppose a takeover or favor our current Board. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.

We may experience significant delays in the design, manufacture, launch, and financing of our signature electric vehicle, which could harm our business and prospects.

Any delay in the financing, design, manufacture and launch of our signature electric vehicle, the ES, could materially damage our brand, business, prospects, financial condition, and operating results. Automobile manufacturers often experience delays in the design, manufacture, and commercial release of new vehicle models.

We face significant barriers in our attempt to produce our first consumer vehicle, the ES, and if we cannot successfully overcome those barriers our business will be negatively impacted.

We face significant barriers as we attempt to produce our first vehicle, the EMAV ES. We currently have all design work completed for a drivable early prototype, though have not yet produced an actual drivable prototype. Further, we do not currently have a full production prototype, a final design, a built-out manufacturing facility, or a manufacturing process. The automobile industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements and establishing a brand name and image and the need to establish sales and service locations. As a manufacturer and seller of primarily electric vehicles, we will face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter including additional costs of producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of lithium-ion batteries and unproven high-volume customer demand for fully electric vehicles. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

We have no experience with using a single platform in the design and manufacture of our vehicles.

If we are unable to effectively leverage the benefits of using an existing vehicle platform (the 4-door Jeep Wrangler) for our signature vehicle, our business prospects, operating results, and financial condition would be adversely affected. We intend to design the ES so that we do not have to create a vehicle from “scratch”. We have limited experience with using such a platform in the design and manufacture of our vehicles. We may make changes to the design of the ES that may make it more difficult to use the 4-door Jeep Wrangler platform for future electric vehicles. There are no assurances that we will be able to use the 4-door Jeep Wrangler platform to bring our vehicles to market faster or more inexpensively by leveraging use of this platform or that there will be sufficient customer demand for electric vehicles based of this platform.

If we are unable to reduce and adequately control the costs associated with operating our business, including our costs of manufacturing, sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to reduce and/or maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture, and sales of our electric vehicles. There can be no assurances that we will ever achieve a positive gross margin on sales of the ES.

We will incur significant costs related to procuring the parts required to manufacture our premium electric cars, assembling vehicles, and compensating our personnel. Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, the costs of parts and components, such as lithium-ion battery cells or body panels used in our vehicles, could increase due to shortages as global demand for these products increases. Indeed, if the popularity of electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased materials costs to us.

Our vehicles will make use of lithium-ion battery cells, which on rare occasions have caught fire.

The battery pack we propose to use in the ES will be a lithium-ion battery, which have been used for years in laptops and cell phones. On rare occasions, lithium-ion batteries can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these batteries. The events have also raised questions about the suitability of these lithium-ion batteries for automotive applications. There can be no assurance that a failure of the battery packs we will use will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle, especially those that use a high volume of batteries similar to those to be used by us, may cause indirect adverse publicity for us. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition, and operating results.

Increases in costs, disruption of supply or shortage of materials, in particular lithium-ion batteries, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition, and operating results. The prices for the materials we will use fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion batteries. These risks include:

•
the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

•	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

•	an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

Our business will be dependent on the continued supply of batteries cells for our vehicles. Any disruption in the supply of batteries could temporarily disrupt production until such time as another supplier is fully qualified. Moreover, battery manufacturers may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe. Furthermore, current fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for raw materials would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of materials by increasing vehicle prices.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. We expect competitors to continue to enter these markets within the next several years with some entering as early as 2014 and as they do so we expect that we will experience significant competition. While there is currently no other electric 4-wheel drive SUV in the marketplace, we expect other manufacturers to enter that space. We also believe that other electric vehicles which are not SUVs may pose a competitive risk to our products. Tesla Motors has announced it will offer an electric SUV in 2014. We will also face strong competition from established automobile manufacturers of premium vehicles looking to enter the electric vehicle market, such as BMV, Mercedes Benz, and Lexus. Electric vehicles which are non-premium and non-4 wheel drive also pose a competitive threat to us. Such vehicles would include the Nissan Leaf and Fiat 500.

Several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. It has been reported other manufacturers, such as Audi, Renault, Mitsubishi, and Volkswagen, are also developing electric vehicles. Several start-ups have attempted to enter the market for performance electric vehicles, though many (such as Fisker) have failed and gone out of business. We also expect that a number of Chinese electric vehicle manufacturers will seek to enter the United States market as well.

Most of our current and potential competitors have significantly greater financial, manufacturing, marketing, and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

We expect competition in the electric vehicle industry to intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in a further downward price pressure and adversely affect our business, financial condition, operating results and prospects. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and our market share. There can be no assurances that we will be able to compete successfully in our markets. If our competitors introduce new cars or services that compete with or surpass the quality, price, or performance of our cars or services, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition, and operating results.

Demand in the automobile industry is highly volatile.

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results, and financial condition. The markets in which we plan to compete in the future have been subject to considerable volatility in demand in recent periods. Demand for automobile sales depends to a large extent on general, economic, political, and social conditions in a given market and the introduction of new vehicles and technologies. As a new automobile manufacturer and low volume producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we sell our electric vehicles will impact our business, prospects, and operating results as well. Demand for our electric vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition, and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

Difficult economic conditions may affect consumer purchases of luxury items, such as our premium sport utility electric vehicles.

The automobile industry was severely impacted by recent poor economic conditions and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles generally dropped during this recessionary period, though recent sales figures have been the highest in many years. Sales of high-end and luxury consumer products, such as our premium electric vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in our price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit.

If the difficult economic conditions return we may experience a decline in the demand for our vehicles, which could materially harm our business, prospects, financial condition, and operating results. Accordingly, any events that have a negative effect on the United States economy or on foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm our business, prospects, financial condition, and operating results.

In the event we are unable to establish and maintain marketplace confidence in our liquidity and long-term business prospects, then our financial condition, operating results, business prospects, and our stock price may suffer materially.

If we are unable to establish and maintain confidence about our liquidity and business prospects among consumers and within our industry, then our financial condition, operating results, business prospects, and our stock price may suffer materially. Our vehicles will be highly technical products that require maintenance and support. If we were to cease or cut back operations, even years from now, buyers of our vehicles from years earlier might have much more difficulty in maintaining their vehicles and obtaining satisfactory support. As a result, consumers may be less likely to purchase our vehicles now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. In contrast to some more established auto makers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

•	our limited operating history;

•	our limited revenues and lack of profitability to date;

•	unfamiliarity with or uncertainty about our signature consumer product, the ES;

•	unfamiliarity with or uncertainty about our signature commercial product, the Power Station;

•	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

•	the prospect that we will need ongoing infusions of external capital to fund our planned operations;

•	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

•
the prospect or actual emergence of direct, sustained competitive pressure from more established auto makers, which may be more likely if our initial efforts are perceived to be commercially successful.

Many of these factors are largely outside our control, and any negative perceptions about our liquidity or long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional funds when needed.

If our vehicles fail to perform as expected, our ability to develop, market, and sell our electric vehicles could be harmed.

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. Further, our electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, our electric vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

The success of our business depends on attracting and retaining a large number of customers. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of potential customers to purchase our electric vehicles. We have not yet sold any vehicles. If prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality and cost competitive, we may not be able to attract customers, and our business and prospects, operating results and financial condition would suffer as a result. In addition, because we have not yet sold any vehicles, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we have planned in order to attract customers. In addition, if we engage in traditional advertising, we may face review by consumer protection enforcement agencies and may incur significant expenses to ensure that our advertising claims are fully supported. To date we have no experience selling our electric vehicles and we may not be successful in attracting and retaining a large number of customers. We also have not yet formed a sales team. The individual we have targeted to lead our sales team has no experience in the marketing and selling of electric vehicles. If for any of these reasons we are not able to attract and maintain customers, our business, prospects, operating results and financial condition would be materially harmed.

We have no experience servicing our vehicles and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our future customers our business will be materially and adversely affected.

If we are unable to successfully address the service requirements of our future customers our business and prospects will be materially and adversely affected. In addition, we anticipate the level and quality of the service we provide our customers will have a direct impact on our success. If we are unable to satisfactorily service our customers, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired.

We have no experience servicing our vehicles as we have yet to produce any vehicles. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We plan to service our premium electric vehicles at Jeep dealerships through mobile service technicians we intend to retain. We have not yet retained any such technicians. We will need to retain and train a significant number of technicians in order to successfully service and maintain the premium electric vehicles we intend to sell. There can be no assurance that these service arrangements or our lack of experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

We will need to make special arrangements with Jeep dealerships. Such arrangements may be expensive and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our vehicles because of the lack of a more widespread service network. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn, could have a material and adverse impact on our business, financial condition, operating results and prospects.

We may be unsuccessful in our efforts to acquire a Jeep dealership or, in the alternative, enter into an exclusive agreement with a Jeep dealership. Failure to do either may significantly increase our costs and/or reduce the availability of our product.

We believe that our success is dependent on either (i) acquiring a Jeep dealership; or, (ii) entering into an exclusive agreement with a Jeep dealership for inventory. We currently have no definitive agreement to acquire a Jeep dealership. Even if we were to enter into any such definitive agreement, Chrysler, LLC, which is the owner of the Jeep brand, has the discretion to deny our offer to acquire such a dealership.

Alternatively we would seek to enter into an exclusive relationship with another Jeep dealer to provide us with the vehicle platform and inventory. Even if we were to make such an agreement there is no assurance we would be provided with the inventory we believe we will need. Further, not owning our own dealership would likely increase our cost to acquire all necessary inventory and parts.

If we are unable to acquire our own Jeep dealership or enter into an exclusive relationship with another Jeep dealer our cost and ability to produce our signature vehicle mat be significantly affected.

We will not be able to successfully commercialize our product candidates without establishing sales and marketing capabilities internally or through collaborators.

We currently have no sales and marketing staff. If and when we initiate sales of our signature vehicle we may not be able to find suitable sales and marketing staff and collaborators. The marketing collaborators we propose to work with are other Jeep dealerships. These other Jeep dealerships may not be adequate, successful, or could refuse to work with us and sell our vehicles. The development of a marketing and sales capability will require significant expenditures, management resources, and time. The cost of establishing such a sales force may exceed any potential product revenues, or our marketing and sales efforts may be unsuccessful. If we are unable to develop an internal marketing and sales capability or if we are unable to enter into marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully and effectively market and sell our vehicles.

Our future success depends on our ability to retain our chief technology officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Wilhelm Cashen, our Chief Technology Officer, and the other principal members of our executive team listed under “Management”. Employment with our executives and other employees are currently “at will”, meaning that there is no mandatory fixed term and their employment with us may be terminated by us or by them for any or no reason. The loss of the services of any of our executives or other key employees might impede the achievement of our research, development, and commercialization objectives. Recruiting and retaining qualified engineering and mechanical personnel, accounting personnel, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain qualified personnel on acceptable terms, or at all, given the competition in the electric vehicle market for similar personnel. In addition, we rely on consultants and advisors to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We will need to grow our company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

Other than the services provided by our management team we currently have no employees. We currently expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our vehicle and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	training new personnel;

•	forecasting production and revenue;

•	controlling expenses and investments in anticipation of expanded operations;

•	establishing or expanding design, manufacturing, sales and service facilities;

•	implementing and enhancing administrative infrastructure, systems and processes;

•	addressing new markets; and

•	expanding international operations.

We intend to continue to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our performance electric vehicles. Because our high-performance vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in performance electric vehicles may not be available to hire, and we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing, and servicing electric vehicles is intense, and we may not be able to attract, assimilate, train, or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate, and retain these additional employees could seriously harm our business and prospects.

We may become subject to the risk of product liability claims.

We face an inherent risk of product liability. Automotive production involves the risk of product liability claims and associated adverse publicity. Claims might be made by purchasers of our vehicles, people injured in accidents or events involving our vehicles, other Jeep dealerships, or others. We may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable for use. Any product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our vehicles. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our vehicles;

•	injury to our reputation;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, marketing or promotional restrictions;

•	loss of revenues from vehicle sales; and

•	the inability to commercialize our vehicles.

We may not have or be able to obtain or maintain sufficient and affordable insurance coverage, and without sufficient coverage any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. While intend to maintain significant product liability insurance, any claim which may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by insurance or that is in excess of the limits of our insurance coverage. Most insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We may have to dedicate resources to the settlement of litigation.

Securities legislation in the United States makes it relatively easy for stockholders to sue. This could lead to frivolous law suits which could take substantial time, money, resources, and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. If we are required to defend patent infringement actions brought by third parties, or if we sue to protect our own patent rights or otherwise to protect our proprietary information and to prevent its disclosure, we may be required to pay substantial litigation costs and managerial attention may be diverted from business operations even if the outcome is in our favor. If we are required to defend our patents or trademarks against infringement by third parties, we may be required to pay substantial litigation costs, managerial attention and financial resources may be diverted from our research and development operations even if the outcome is in our favor.

The unavailability, reduction, or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Our growth depends in part on the availability and amounts of government subsidies and economic incentives for alternative fuel vehicles generally and performance electric vehicles specifically. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

Our future growth is dependent upon the willingness of consumers to adopt electric vehicles.

Our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition, and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, and changing consumer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include though is not limited to the following:

•
perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, such as those related to the Chevrolet Volt battery pack fires;

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;

•	the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	varied calculations for driving ranges achievable by EVs;

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	concerns by potential customers that if their battery pack is not charged properly, it may become unusable and may need to be replaced;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles; and

•	perceptions about and the actual cost of alternative fuel,

It is anticipated that our electric vehicles will make less noise than internal combustion vehicles. Due to concerns about overly quiet vehicles and vision impaired pedestrians, in January 2011, Congress passed and the President signed the Pedestrian Safety Enhancement Act of 2010. The new law requires NHTSA to establish minimum sounds for electric vehicles and hybrid electric vehicles when travelling at low speeds. NHTSA plans to finalize a rule early next year with an effective date by September 1, 2014. This will begin a three year phase-in schedule for establishing these minimum sounds in all electric and hybrid electric vehicles. Adding this artificial noise may cause potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition, and prospects.

The range of our electric vehicles on a single charge declines over time which may negatively influence potential customers’ decisions whether to purchase our vehicles.

The range of our electric vehicles on a single charge will decline principally as a function of usage, time, and charging patterns as well as other factors. For example, a customer’s use of one of our vehicles as well as the frequency with which they charge the battery pack of their vehicle can result in additional deterioration of the battery pack’s ability to hold a charge. Such battery pack deterioration and the related decrease in range and power may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

We will need to establish and build our information technology systems. If these implementations are not successful, our business and operations could be disrupted and our operating results could be harmed.

We are currently establishing and building our information technology systems, including new internally developed systems, to assist us in the management of our business. In particular, our information technology systems will include product data management, procurement, inventory management, production planning and execution, sales and logistics, dealer management, and, financial and regulatory compliance systems. These systems will support our operations and enable us to produce our signature vehicle. The implementation, maintenance, and improvement of these systems require significant management time, support, and cost. There are inherent risks associated with developing, improving, and expanding our core systems which may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell and deliver our vehicles. We cannot be sure that these systems or their required functionality will be fully or effectively implemented on a timely basis, if at all, or maintained. If we do not successfully establish, implement, or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

We face risks associated with our objective to sell our vehicles internationally, including unfavorable regulatory, political, tax, and labor conditions, which could harm our business.

We face risks associated with our objective to sell our vehicles internationally, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We currently have no international operations. As part of our growth strategy we intend to expand our sales, maintenance, and repair services internationally. However, we have limited experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include though are not limited to the following:

•	conforming our vehicles to various international regulatory and safety requirements where we hope to sell our vehicles;

•	difficulty in staffing and managing foreign operations;

•	difficulties attracting customers in new jurisdictions;

•
foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•
our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as do the United States, Japan and European countries, which increases the risk of unauthorized, and uncompensated, use of our technology;

•	United States and foreign government trade restrictions, tariffs and price or exchange controls;

•	foreign labor laws, regulations, and restrictions;

•	preferences of foreign nations for domestically produced vehicles;

•	changes in diplomatic and trade relationships;

•	political instability, natural disasters, war or events of terrorism; and

•	the strength of international economies.

If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our electric vehicles.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue, and a loss of market share to competitors.

We will be subject to various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our planned manufacturing facilities.

As we propose to be an automobile manufacturer, we and our operations, both in the United States and abroad, will be subject to national, state, provincial, and/or local environmental, health and safety laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental and health and safety laws which may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental, health and safety laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production, or a cessation of our operations.

Contamination at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our manufacturing facilities that could require significant time and financial resources and negatively impact our ability to operate these facilities, which would adversely impact our business prospects and operating results.

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected.

Our common stock is registered under the Exchange Act. It is therefore subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act. Both the U.S. Congress and the SEC continue to issue new and proposed rules, and complying with existing and new rules has caused, and will continue to cause, us to devote significant financial and other resources to maintain our status as a public company. These regulatory costs and requirements will continue to increase our losses in future periods, and we expect that an increasing amount of management time and effort will be needed to meet our regulatory obligations. On January 3, 2014 our common stock began trading on the OTCQB marketplace under the symbol “EMAV”.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate our internal control systems and that management report on and attest to the adequacy of our internal controls. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or may face in the future, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party auditors and advisors. As a result of these requirements and investments, we may incur significant additional expenses and may suffer a significant diversion of management’s time. There is no guarantee that we will be able to continue to meet these obligations in a timely manner. If we fail to do so, we could be subject to sanctions or investigation by regulatory authorities such as the SEC. Any such actions could adversely affect the market price of our common stock, perhaps significantly.

Our publicly-filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports and other securities filings of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements. The SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company’s reports at least once every three years, although an SEC review may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend, or reformulate information contained in our filings as a result of any SEC review. Any modification, amendment, or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

We may invest or spend our cash in ways with which you may not agree or in ways which may not yield a significant return.

Our management has considerable discretion in the use of our cash. Our cash may be used for purposes that do not increase our operating results or market value. Until the cash is used, it may be placed in investments that do not produce significant income or that may lose value. The failure of our management to invest or spend our cash effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

Risks Related to Our Dependence on Third Parties

We will rely upon third-party contractors and service providers for the execution of some aspects of our business plan. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.

We intend to outsource certain functions and services to collaborators and/or contract manufacturers. We also intend to rely upon third parties for engineering and design services. There is no assurance that such individuals or organizations will be able to provide the functions or services as agreed upon or in a quality fashion. Any failure to do so could cause us to suffer significant delays in the development and commercialization of our vehicles.

We will initially rely on one vehicle, the 4-Door Jeep Wrangler, and the loss in the availability of that vehicle could have a material adverse effect on our business.

Although we plan on acquiring a Jeep dealership to ensure an uninterrupted supply of 4-Door Jeep Wranglers, we may be unable to acquire such a dealership. Further, interruptions experienced by Jeep and Chrysler could also significantly impact us even if we own a Jeep dealership. Purchasing sufficient quantities of the platform vehicle is pivotal to our success. Since there is only a limited number of 4-Door Jeep Wranglers produced each year we may limited access to sufficient inventory which could affect our success.

Risks Relating to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent, trademark, and trade secret protection for various aspects of our business, in addition to successfully defending these patents against third party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our vehicles, once commercialized, is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

•	others may be able to make or use our ideas which are not afforded any protection;

•	we may not be able to detect infringement against our owned or licensed patents;

•	we might not have been the first to make the inventions covered by our pending patent applications;

•	we might not have been the first to file patent applications for our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that there are prior public disclosures that could invalidate our inventions, or parts of our inventions, of which we are not aware;

•	it is possible that others may circumvent our rights;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;

•	the claims of our patent applications, if and when issued, may not cover our product candidates;

•	any patents issued in our favor may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties;

•	we may not develop additional proprietary technologies for which we can obtain patent protection; or

•	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully penetrate our target markets could be severely compromised.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our ability to develop, manufacture, market, and sell our vehicles and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the automotive industry, and related industries generally. If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•
substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from selling our vehicles unless the third party licenses its product rights to us, which it is not required to do;

•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for our products; and

•	redesigning our vehicles or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or otherwise have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may be subject to claims that our future employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the automotive and related industries, we will employ individuals who were previously employed at other automotive companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these future employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, which would adversely affect our financial condition.

Risks Related to Ownership of Our Common Stock

Our share price is likely to be highly volatile and may be influenced by numerous factors that are beyond our control.

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	plans for, progress, and development of our signature vehicle;

•	the failure to acquire a Jeep dealership;

•	accelerated entry into the electric vehicle market by larger automobile manufacturers;

•	Jeep or Chrysler (which owns Jeep) producing a competitive electric vehicle based on the 4- Jeep Wrangler;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other electric vehicle companies;

•	failure of our vehicles to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these Risk Factors.

In recent years the stock of other electric vehicle companies has experienced extreme price fluctuations that have been unrelated to the operating performance of the affected companies. There can be no assurance that the market price of our shares of common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. These fluctuations may result due to macroeconomic and world events, national or local events, general perception of the electric vehicle industry or to a lack of liquidity. In addition other electric vehicle companies or our competitors’ programs could have positive or negative results that impact their stock prices and their results, or stock fluctuations could have a positive or negative impact on our stock price regardless whether such impact is direct or not.

Stockholders may not agree with our business, marketing, engineering, and financial strategy, including additional dilutive financings, and may decide to sell their shares or vote against such proposals. Such actions could materially impact our stock price. In addition, portfolio managers of funds or large investors can change or change their view on us and decide to sell our shares. These actions could have a material impact on our stock price. In order to complete a financing, or for other business reasons, we may elect to consolidate our shares of common stock. Investors may not agree with these actions and may sell the shares. We may have little or no ability to impact or alter such decisions.

There is little current trading of shares or our common stock. Our stock price is likely to be highly volatile.

Although prices for shares of our common stock are quoted on the OTC QB, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTC QB is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market. The market price of our common stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

Because our common stock is a “penny stock,” trading therein will be subject to regulatory restrictions.

Our common stock is currently, and in the near future will likely continue to be, considered a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may adversely affect the trading activity in the secondary market for our common stock.

We have not paid dividends in the past and we have no current plans to pay dividends on our common stock and investors must look solely to stock appreciation for a return on their investment in us.

We have no plans to pay, and we do not anticipate paying, any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Our officers, directors, and principal stockholders will be able to exert significant influence over the combined business and may make decisions that are not in the best interests of all stockholders.

As of December 31, 2013, our officers, directors, and principal stockholders (greater than 5% stockholders) collectively own approximately 63.9% of our fully-diluted common stock. As a result of such ownership, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock. Moreover, the interests of this concentration of ownership may not always coincide with the combined company’s interests or the interests of other stockholders, and accordingly, they could cause the combined company to enter into transactions or agreements that it would not otherwise consider.

If we do not implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with the year ending on December 31, 2014, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline. For so long as we remain as an emerging growth company or a smaller reporting company, our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

Potential future sales or issuances of our common stock to raise capital, or the perception that such sales could occur, could cause dilution to our current stockholders and the price of our common stock to fall.

Although we are pursuing various sources of potential funding, we have historically supported our operations through the issuance of equity and expect to continue to do so in the future. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock could be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings. However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Anti-takeover provisions in our Certificate of Incorporation and our Bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our Board of Directors or management and, therefore, depress the trading price of our common stock.

Our Certificate of Incorporation, Bylaws, and Delaware law contain provisions that may depress the market price of our common stock by acting to discourage, delay, or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors or our management. Our corporate governance documents include provisions:

•	providing that directors may be removed by stockholders only for cause;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and

•	limiting the liability of, and providing indemnification to, our directors and officers.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our Certificate of Incorporation, Bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that stockholders could receive a premium for their common stock in an acquisition.

Our common stock may not be eligible for listing on a national securities exchange.

Although, our common stock is currently quoted on the OTC Markets, to date, there has been no active public trading market for our common stock. Securities quoted in these venues often lack liquidity and analyst coverage, which may result in lower prices for our common stock than might be obtained in a larger, more established stock exchanges and may also result in a larger spread between the bid and asked price for our common stock. If a market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell their shares of common stock at an attractive price or at all. In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at or above the price at which they acquired the shares or at the time that they would like to sell. We cannot predict the prices at which our common stock will trade. In addition, we cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We currently have no properties. We currently work out of shared office space with a related party in Irvine, California. We intend to acquire a Jeep dealership and certain operations of the Company will be operated out of that location upon acquisition. The Company plans on acquiring and/or leasing the additional facilities it will need to execute on its business plan, which we believe will be suitable and adequate to meet our anticipated needs.

ITEM 3.           LEGAL PROCEEDINGS

Although we may, from time to time, be a party to certain lawsuits in the ordinary course of business, we are not currently involved in any lawsuits that would have a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our common stock is approved for quotation on the OTC Markets’ OTCQB marketplace under the symbol “EMAV.” The OTC QB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC QB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On April 14, 2014, the closing price of our common stock reported on the OTCQB was $1.00 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

Year Ended December 31, 2013	High	Low

First Quarter ended March 31, 2013	$0.50	$0.39
Second Quarter ended June 30, 2013	$0.39	$0.32
Third Quarter ended September 20, 2013	$0.32	$0.32
Fourth Quarter ended December 31, 2013	$0.32	$0.32

Year Ended December 31, 2012	High	Low

First Quarter ended March 31, 2012	$0.40	$0.40
Second Quarter ended June 30, 2012	$0.40	$0.40
Third Quarter ended September 30, 2012	$0.40	$0.40
Fourth Quarter ended December 31, 2012	$0.50	$0.40

Holders

As of April 14, 2014, we had approximately 260 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

Dividend Policy

We have never paid dividends and have no current plans to do so. We currently anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, and other factors that the Board, in its discretion, may deem relevant.

Recent Sales of Unregistered Securities

In November, 2013 we completed closings of a private placement pursuant to which we sold a total of 40,000 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $20,000 in aggregate proceeds to the Company.

In December, 2013 we completed closing of a private placement pursuant to which we sold a total of 30,000 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $15,000 in aggregate proceeds to the Company.

We also had sales of unregistered securities subsequent to the year ended December 31, 2013, summarized as follows:

In January, 2014 we completed closing of a private placement pursuant to which we sold a total of 10,000 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $5,000 in aggregate proceeds to the Company.

In February, 2014 we completed closings of a private placement pursuant to which we sold a total of 110,000 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $55,000 in aggregate proceeds to the Company.

In March, 2014 we completed closings of a private placement pursuant to which we sold a total of 160,000 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $80,000 in aggregate proceeds to the Company.

In April, 2014 we completed closings of a private placement pursuant to which we sold a total of 57,000 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $28,500 in aggregate proceeds to the Company.

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.          SELECTED FINANCIAL DATA

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to “Holdings”, “we”, “our,” “us” and the “Company” in this Item 7 refer to EMAV Holdings, Inc. and our wholly owned subsidiary, Electric Motors and Vehicles Company (“EMAV”).

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of this Annual Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

Company Overview

Electric Motors and Vehicles Company (“EMAV”) was started in March, 2010 with the intent of bringing to market rugged electric vehicles. The business was initially focused on developing a relationship with the Jeep brand as that was the desired model to use for EMAV’s electric vehicles. EMAV designed a trailer/camper in conjunction with the MOPAR division of Jeep. The camper was approved as the first camper to be branded as a Jeep. EMAV sold the Jeep Camper directly through dealerships in 2010 and 2011. EMAV abandoned its involvement in the project in 2011 due to slow sales and the lack of financial resources to support marketing for the program.

Through 2011 and 2012, EMAV focused its efforts on electric vehicle technology to be used in vehicles it planned to introduce. EMAV also developed the Power Regeneration Unit (“PRU”). It is a small camper designed to be towed behind an electric vehicle and is designed to significantly increase the range of the electric vehicle. EMAV has not commercialized the PRU and has not sold any units of the PRU. It is anticipated that at some time in the future the PRU may become one of the products offered by EMAV.

In 2013, EMAV once again focused its efforts on bringing to market a rugged electric vehicle. EMAV is described as a new car company which we propose to operate out of (i) a Jeep dealership we propose to acquire; and, (ii) an assembly facility we propose to lease. EMAV will design, assemble, and sell premium rugged sport adventure vehicles (“SAVs”), with an emphasis on offering electric versions, in addition to commercial products for the construction, fleet, military, homeland security and related industries. EMAV intends to acquire a Jeep automotive dealership through which it will conduct certain aspects of its operations, and which will also afford EMAV access to Jeep vehicles which will serve as the platform/foundation for its vehicle sales. The automotive industry has invested heavily in electric vehicle technology and most manufacturers are now introducing electric vehicles as part of their product line. In addition, a number of new companies have emerged which exclusively manufacture and sell electric vehicles. EMAV intends to be unique in the marketplace in that its proposed signature vehicle, the ES, will be based upon an existing iconic vehicle; the 4-door Jeep Wrangler.

On December 27, 2013, we acquired all of the issued and outstanding common shares of EMAV in exchange for issuing 38,840,525 shares of our common stock. In addition, we assumed the obligations of EMAV to issue common shares pursuant to all outstanding warrants. Following the closing of the merger, EMAV became our wholly-owned subsidiary and the combined entity solely engaged in EMAV’s business. EMAV is the acquirer for financial reporting purposes and EMAV Holdings, Inc. is the acquired company. The merger is being accounted for as a reverse-merger and recapitalization. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of EMAV and will be recorded at the historical cost basis, and the consolidated financial statements after completion of the merger will include the assets and liabilities of the Company and EMAV, and the historical operations of EMAV and operations of the combined company from the closing date of the merger. Subsequent to the merger, our operations are consolidated with the operations of EMAV.

EMAV has generated limited revenues from product sales, and no revenue from product sales during the years ended December 31, 2013, 2012 and 2011. To date, we have funded our operations through the private sale of equity securities. We do not expect to generate revenue from product sales for at least the next nine months.

We have an accumulated deficit of $1,074,650 as of December 31, 2013. Our net loss for the year ended December 31, 2013 was $365,201 as compared to $19,394 for the same comparable period in 2012. Substantially all of our operating losses resulted from expenses incurred in connection with development of our vehicles and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next two to four years. In the near term, we anticipate that our expenses will increase as we:

•	complete our initial vehicle offering;

•	enter into production and marketing of our initial vehicle offering;

•	continue our development additional vehicle offerings;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund our future operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all.

Financial Operations Overview

Revenue

We have not earned revenues from product sales for the two month period ended December 31, 2013, and for the years ended December 31, 2013 and 2012, respectively. We do not expect to earn revenues from product sales for at least the next nine months. We may never generate revenues from product sales as we may never succeed in selling our initial vehicle or commercializing any other products or vehicles.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $353,412 compared to $19,394 for the same comparable period in 2012. Operating expenses increased by $334,018 in 2013 primarily due to the increase in general and administrative expense and depreciation expense.

General and administrative expense (G&A) was $353,204 and $19,394 for the year ended December 31, 2013 and 2012, respectively. G&A expense increased in 2013 over 2012 by $333,810 primarily due to the increase in (a) consulting expenses related to development plans of our business and initial design of our vehicle, (b) expenses related to finance, business development and support functions, (c) travel expenses, (d) professional fees for auditing, tax and legal services, and (e) expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims. G & A expense recorded from March 11, 2010 (Inception) to December 31, 2013 was $954,792.

We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, and other costs.

Depreciation expense for the years ended December 31, 2013 and 2012 was $208 and $0, respectively. During the year ended December 31, 2013, we acquired property and equipment of $2,497 and recorded a depreciation expense of $208. We did not acquire any property and equipment during 2012.  Depreciation expense recorded from March 11, 2010 (Inception) to December 31, 2013 was $4,968. The Company recorded a write-down of property and equipment of $18,648 for the year ended December 31, 2011 due to the assessed impairment of value.

Other Income and Expenses

We did not record any other income for the years ended December 31, 2013 and 2012, and from March 11, 2010 (Inception) to December 31, 2013.

Other expenses consisted of interest expense of $11,789 and $0 for the years ended December 31, 2013 and 2012, respectively. Interest expense was accrued and recorded on $53,000 stockholder loan obtained by us on May 23, 2013 for our working capital needs. In conjunction with the execution of stockholder loan, we agreed to issue 100,000 shares of our common stock to the lender as additional consideration and recorded a debt discount of $30,000 which is being accreted to interest expense over the term of the loan. For the year ended December 31, 2013, we recorded an interest expense of $9,545 related to the accretion of debt discount. In addition, we recorded interest expense of $2,244 on the principal balance borrowed from the stockholder for the year ended December 31, 2013. Total interest expense recorded from May 23, 2013 to December 31, 2013 was $11,789. We did not borrow any funds during the year ended December 31, 2012. Total interest expense recorded from March 11, 2010 (Inception) to December 31, 2013 was $11,789.

In June 2010, we acquired three limited liability companies (the “LLCs”) registered in the state of Indiana, with the purpose to start a consortium of manufacturers and suppliers for our electric vehicles. We issued in 2010, 202,000 shares of our common stock valued at $101,000 for the purchase of the LLCs. The common shares were valued at $0.50 per share fair value based upon contemporaneous cash sales of shares by the Company on the date of authorization by the Board for their issuance. Management subsequently revised its strategy and business plans and dissolved each of the three LLCs in July 2013. The LLCs had no assets, no employees, no bank accounts, and no money-making operations since their formation. We recorded a write-off of investments in LLCs of $101,000 for the year ended December 31, 2010. Total write-off of investments in LLCs recorded by us from March 11, 2010 (inception) to December 31, 2013 was $101,000.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through private sales of our equity. We have devoted our resources to funding the development of our initial vehicle. We have incurred operating losses in each year since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our initial vehicle.

As of December 31, 2013, we had $125,450 of cash and cash equivalents compared to $0 at December 31, 2012. We believe that our existing capital resources, together with interest thereon, will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital and our requirements will depend on many factors, including the following:

Funding may not be available to us on acceptable terms or at any terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or even suspend development of our initial vehicle. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our vehicle and future revenue streams, and we may have to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

The accompanying financial statements for the years ended December 31, 2013 and 2012, and from March 11, 2010 (Inception) to December 31, 2013, have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 15, 2014, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling our common stock to investors to raise working capital for operations and there is no assurance these plans will be realized.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2013 was $385,689 which resulted primarily from the loss of $365,201, amortization of debt discount of $9,545, depreciation of $208, increase in accounts receivable of $29,433, decrease in accounts payable of $3,000, and increase in accrued liabilities of $2,192. Net cash used in operating activities for the year ended December 31, 2012 was $19,394 which resulted due to the net loss of $19,394 for the year ended December 31, 2012.

Net cash used in operating activities from March 11, 2010 (inception) to December 31, 2013 was $919,798 which resulted primarily from the loss of $1,074,650, depreciation expense of $4,968, amortization of debt discount of $9,545, write-down of property and equipment of $18,648, issuance of founders shares of $35,932, write-off of investment in three limited liability companies of $101,000, increase in accounts receivable of $29,433, increase in accounts payable of $12,000, and increase in other current liabilities of $2,192.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $2,497 due to purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2012 was $0. Net cash used in investing activities from March 11, 2010 (Inception) to December 31, 2013 was $25,905 due to purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $513,636 primarily due to cash proceeds of $464,102 received from sale of common stock, cash proceeds of $53,000 received from a stockholder on execution of a promissory note, cash payment of $500 against a short term loan, cash payments of $17 against the line of credit, and cash payment of $2,949 against the note payable.. Net cash provided by financing activities for the year ended December 31, 2012 was $19,017 primarily as a result of sale of common stock for cash proceeds of $18,500, cash receipt of $17 from the line of credit, and cash proceeds of $500 for short term loan. Net cash provided by financing activities from March 11, 2010 (Inception) to December 31, 2013 was $1,071,153 primarily due to cash proceeds of $1,021,102 received from sale of common stock, cash proceeds of $53,000 received from a stockholder on execution of a note payable, and cash payment of $2,949 against the note payable.

As a result of the above activities, we experienced a net increase in cash of $125,450 for the year ended December 31, 2013 and from March 11, 2010 (Inception) to December 31, 2013. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

Contractual Commitments and Contingencies

The following table summarizes our obligations and commitments to make future payments under our contractual obligations:

Contractual Obligations

Stockholder Note Payable

On May 23, 2013, we executed a promissory note (the “Note”) with a stockholder third party lender in the principal amount of $53,000. The terms of the Note required us to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning  February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable. We made the principal payment of $3,000 before June 6, 2013. The following table shows our contractual obligation to make the payments in accordance with the terms of the Note.

For the years ended
December 31, 2014	$41,690
December 31, 2015	15,160
Total Contractual Obligations	$56,850

Other Obligations

In October 2013, we entered into a settlement agreement with a creditor to pay $15,000 of which we paid $3,000 in November 2013 and agreed to pay twelve monthly installments of $1,000 each starting December 2013.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 of our annual consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements

Accounts and Advances Receivable

Accounts receivable represent income earned from sale of products for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. Management estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay.

The Company reviews its advances receivable for impairment whenever events or changes in circumstances indicate that the carrying amount of the receivable may not be recovered. If such receivables are considered to be impaired, the impairment loss recognized in operations is the amount by which the carrying value exceeds the fair value of the receivable.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104.

Development Stage Risk

The Company has earned minimal revenues from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, shareholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for share-based payments to employees using the fair value method. All transactions in which goods or services are received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company generally uses the Black-Scholes option pricing method to compute the fair value of options or warrants granted for goods or services.

Share based payments to non-employees are accounted for under the measurement and recognition criteria of ASC 505-50 “Equity Based Payments to Non-Employees”.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Newly adopted accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 or ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires reporting and disclosure about changes in accumulated other comprehensive income balances and reclassifications out of accumulated other comprehensive income.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this Item 8 are set forth at the end of this Annual Report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting or financial disclosure matters during 2013 and 2012, respectively.

ITEM 9A(T).        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B.        OTHER INFORMATION

On December 27, 2013, the Company and EV Pop Acquisition Company, a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of the Company, and EMAV executed an Agreement and Plan and Reorganization (“Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into EMAV, with EMAV being the surviving entity of the transaction, which is sometimes referred to herein as the “Merger”. Additionally, just prior to and in anticipation of the Merger, Company changed its name on December 27, 2013 from PopBig, Inc. to EMAV Holdings, Inc. Following the closing of the Merger, EMAV became a wholly-owned subsidiary of the Company, with the former stockholders of EMAV owning 97.4% of the outstanding shares of common stock of the combined company. The Merger is accounted for as a reverse-merger and recapitalization. EMAV is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of EMAV and are recorded at the historical cost basis of EMAV, and the consolidated financial statements after completion of the Merger include the assets, liabilities and operations of the Company and EMAV (the “Combined Company”), from the closing date of the Merger. Additionally all historical equity accounts of EMAV, including par value per share, share, and per share numbers, have been adjusted to reflect the number of shares received in the Merger.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors (the “Board”). The Board has currently fixed the number of directors at one (1) member.

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

Keith A. Rosenbaum	55	2013	Chairman; Chief Executive Officer

Keith A. Rosenbaum has served as the sole director and officer of Holdings since January, 2013. Keith has served as EMAV’s Chairman, CEO, CFO, and Secretary since EMAV’s formation in March, 2010. Keith brings with him over 30-years of experience and a well-deserved reputation as a “deal maker”, having been profiled in Forbes, The Wall Street Journal, and Inc. Magazine. Keith has curtailed his commitment as Managing Partner of SPECTRUM LAW GROUP, LLP, where he focuses on “deals” (capital intensive financing transactions, both public and private; mergers and acquisitions; and, business formation and partnering arrangements) in order to serve as CEO of EMAV. In his role as advisor, and not “just the attorney”, to many of his clients, Keith has relied upon his experience to provide exceptional analytical and execution skills, counseling his clients in virtually all areas of business. A graduate of Cal. State Fullerton with a degree in Finance, Keith graduated from California Western School of Law (Magna Cum Laude) and holds an LL.M. degree in Taxation from New York University School of Law. Keith has taught corporate law and federal income tax law as an adjunct professor at Western State University College of Law and Chapman University School of Law.

Information Regarding Our Executive Officers

Information with respect to our current named executive officers is shown below. Since Keith A. Rosenbaum also serves as a member of the Board, his executive officer’s biography is set forth under “Information Regarding the Board of Directors”, above.

Name	Age	Position(s) Held	Position(s) Held Since

Wilhelm Cashen	61	Chief Technology Officer	2010

Michael T. Conway	52	Chief Operating Officer	2013

Wilhelm (“Wil”) Cashen has served as EMAV’s Chief Technology Officer since EMAV’s formation in March, 2010. Wil has been in the OEM automotive industry for over 30 years, building successful automotive OEM engineering, manufacturing, and technical services companies. He has applied his broad experience to achieve success with disruptive automotive technology domestically and internationally, creating early intercooler and charge air heat exchangers production systems, products, and programs. He also had similar successes with turbochargers and systems development involving the wide spread introduction, manufacturing, and deployment of charger air cooler technology in the mid 1980’s for many of the world’s largest automobile manufacturers. Wil was the founder and driving force behind a company that developed the technology which enabled the transformation to robotic dark room manufacturing worldwide. This strategy was based on his proprietary software and electromagnetic actuation and motor control technology. With his extensive background in automotive production and engine development, Wil has developed web applications for the direct sales and service of vehicles, selling hundreds of sports cars world-wide through a customer direct program.

Mike Conway joined EMAV in June, 2013 as Chief Operating Officer. Mike started his business career with sales and management leadership roles at McCaw Cellular and Pitney Bowes. In 1992 Mike and a business started a sourcing warehousing distribution company for manufacturers. Over the course of the next 16-years Mike grew the business into an industry leader and sold the company in 2008. Thereafter, Mike started another successful venture which manufactures and distributes protective eyewear for the military and police tactical markets. As a highly successful senior-level executive, Mike brings to EMAV the ability to build and lead high performing teams by leveraging his expertise in sales management, business development, marketing and customer relationships. Mike is a graduate of Arizona State University (Business) and is actively involved in numerous charitable organizations.

Family Relationships

There is currently just one individual serving on our Board Directors, Keith A. Rosenbaum. Mr. Rosenbaum has no familial relationship with any other executive officers.

Corporate Governance

Director Independence

Our sole director, Mr. Rosenbaum, is not an independent director, using the definition of independence set forth in the rules of the NASDAQ Stock Market. Our securities are not listed on any national securities exchange and therefore we are not subject to any director independence standards.

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We intend to constitute an Audit Committee in 2015 and will commence a search for new qualified board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors also intends to adopt a written audit committee charter.

Compensation Committee

We do not currently have a separately constituted compensation committee. We intend to constitute a compensation committee in 2015 and will commence a search for new qualified board members. The board of directors also intends to adopt a written compensation committee charter.

Nominating Committee

We do not currently have a separately constituted nominating committee. Our board of directors has not yet determined whether to create a nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal 2013, and written representations from certain reporting persons that no Forms 5 were required, we believe that all required reports were timely filed during fiscal 2013.

Code of Business Conduct

We have not yet adopted a Code of Business Conduct, which would apply to our chief executive officer and chief financial officer, or to all directors and employees. Our board of directors plans to adopt a Code of Business Conduct as soon as practicable.

Stockholder Communications

Although we do not have a formal policy regarding communications with our board of directors, stockholders may communicate with the board of directors by writing to us at 1900 Main Street, Suite 300, Irvine, California, 92614, Attention: Chief Executive Officer. Stockholders who would like their submission directed to a member of the board of directors may so specify, and the communication will be forwarded, as appropriate. All such communications may also be E-Mailed to keith@emavco.com.

Board Structure

Our board of directors consists of one member, Mr. Rosenbaum, who consequently serves as our chairman of the board. We intend to add additional board members, some of which will be executive management and others who will satisfy the definition of an independent director using the definition of independence set forth in the rules of the NASDAQ Stock Market.

Board Assessment of Risk

Our Board of Directors oversees our risk management function. Our management keeps the Board of Directors apprised of material risks and provides directors access to all information necessary for them to understand and evaluate how these risks interrelate and how management addresses those risks. Currently, the primary risks affecting us are access to financing and the development of our initial vehicle.

Board Diversity

While we do not have a formal policy on diversity, our Board of Directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board of directors members, as well as, a particular nominee’s contributions to that mix. Our Board of Directors believes that diversity brings a variety of ideas, judgments, and considerations that can benefit our stockholders and us. Although there are many other factors, the Board of Directors primarily seeks individuals with experience in the automotive industry and other disciplines which will benefit us in the production and marketing of our vehicles.

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended December 31, 2013 and December 31, 2012 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the year ended December 31, 2013; and, (ii) our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers during the year ended December 31, 2013.

				Stock/Option	All Other		Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation		Compensation

Keith Rosenbaum	2013	$-	$-	$-	$77,011	(1)	$77,011
Chief Executive Officer	2012	$-	$-	$-	$-		$-

Wilhelm Cashen	2013	$-	$-	$-	$65,334		$65,334
Chief Technology Officer	2012	$-	$-	$-	$8,500		$8,500

(1)	Compensation paid to an entity controlled by Keith Rosenbaum for providing business advisory and legal services.

Executive Employment Agreements and Change-in-Control Arrangements

We have not entered into employment agreements or change-in-control arrangements with any of our executive officers. Each of our executive officers is an at-will employee and their employment relationship with us may be terminated at any time.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2013 we did not have any outstanding stock options or stock awards in favor of any executive officer. At this time we have no plans to adopt any equity award program though that could change in the future.

Director Compensation

None of our directors have been compensated for their service as a director. We did not award any equity compensation to our directors during 2013.

Related Person Transactions

Indemnification Agreements

We intend to enter into indemnification agreements with each of our directors and officers, as described in the section titled “Indemnification of Directors and Officers”.

ITEM 12.         SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table provides information regarding the beneficial ownership of our common stock as of April 11, 2014, which is also referred to herein as the “Evaluation Date”, by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 53,839,565 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Total Voting Power

Directors and Named Executive Officers:
Keith A. Rosenbaum	18,141,434		33.7%
Wilhelm Cashen	13,000,000		24.1%
Michael T. Conway	833,333		1.5%

All executive officers and directors as a group ( persons)	31,974,767		59.3%

5% Stockholders
Lawrence D. Miller	3,266,667	(2)	6.1%

(1)  Address for all individuals is 1900 Main Street, #300, Irvine, CA 92614

(2)  Includes 1,000,000 shares Mr. Miller has the right to acquire through the exercise of options within 60-days of December 31, 2013.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since the beginning of the year ended December 31, 2013, or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant; (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended December 31, 2013 and 2012, which is $1,277; and, (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Compensation of Our Current Directors and Executive Officers

For information with respect to the compensation offered to our current directors and executive officers, please see the descriptions in Items 9B and 11 of this Annual Report.

Related Party Transaction Policy and Procedures

Pursuant to our Related Party Transaction and Procedures, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our directors. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, must first be presented to our Board for review, consideration, and approval. In approving or rejecting the proposed agreement, our Board will consider the relevant facts and circumstances available and deemed relevant, including, though not limited, to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Board shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Board determines in the good faith exercise of its discretion.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by Hartley Moore Accountancy Corporation in the years ended December 31, 2013 and 2012. All fees described below were approved by the Board:

	For the years ended December 31,
	2013	2012
Audit Fees (1)	$10,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
Total Fees:	$10,000	$-

(1)	Audit Fees include fees for services rendered for the audit and/or review of our financial statements, including our Annual Report on Form 10-K and our periodic reports.

Pre-Approval Policies and Procedures

The policy of our Board is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Board regarding the extent of services provided by the independent auditor in accordance with this pre-approval. Any proposed services not included within the list of pre-approved services or any proposed services that will cause the Company to exceed the pre-approved aggregate amount requires specific pre-approval by the Audit Committee. All audit fees, audit-related fees, tax fees, and other fees listed in the table above were approved by the Audit Committee pursuant to its pre-approval policies and procedures.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

2.1.1	Agreement and Plan of Merger dated December 5, 2007(1)

2.1.2	Certificate of Merger - Delaware - dated December 5, 2007(1)

2.1.3	Articles of Merger - Florida - dated December 7, 2007(1)

2.1.4	Certificate of Merger – Delaware - dated September 20, 2011 (2)

2.1.5	Agreement and Plan Of Merger Dated December 27, 2013 By and Among EMAV Holdings, Inc., Electric Motors and Vehicles Company, and EV Pop Acquisition Company (3)

3.1.1	Certificate of Incorporation dated May 14, 1987(1)

3.1.2	Articles of Amendment dated June 30, 1998(1)

3.1.3	Articles of Amendment dated November 12, 1998(1)

3.1.4	Articles of Amendment dated June 22, 2006(1)

3.1.5	Certificate of Incorporation of Delaware entity dated October 11, 2007(1)

3.1.6	Articles of Amendment dated October 18, 2007(1)

3.1.7	Certificate of Amendment dated August 27, 2008(1)

3.1.8	Amendment to Certificate of Incorporation dated December 27, 2013 (3)

3.1.9	Certificate of Merger dated December 27,2013 (3)

3.2.1	Florida Amended and Restated By-Laws(1)

3.2.2	Delaware Amended and Restated By-Laws(1)

10.1	Stock Purchase Agreement dated March 31, 2010 by and between the Company and Bedrock Ventures, Inc. (4)

10.2	Repurchase Agreement dated April 1, 2010 by and among the Company and CENTURY CAPITAL PARTNERS, LLC, and CORPORATE SERVICES INTERNATIONAL, INC. (4)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*)

32.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*)

101*+
The following materials from the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Previously filed with the Company's Form 10 filed with the SEC on November 12, 2008 and incorporated herein by reference.
(2)	Incorporated by reference to Exhibit 2.1.4 to the Annual Report on Form 10-K filed with the SEC on 30 January 2012.
(3)	Previously filed with the Company’s Form 8-K filed on December 31, 2013 and incorporated herein by reference.
(4)	Previously filed with the Company’s Form 8-K filed on April 7, 2010 and incorporated herein by reference.
(*)	Filed herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2014	EMAV HOLDINGS, INC.

By: /s/ Keith A. Rosenbaum
Name: KEITH A. ROSENBAUM

Title: Chief Executive Officer, Chief Financial Officer and sole director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Keith A. Rosenbaum	Chairman, Director	15 April 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of EMAV Holdings, Inc.

We have audited the consolidated  balance sheets of EMAV Holdings, Inc.and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMAV Holdings, Inc.and subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. The entity has no revenues, has suffered recurring losses from operations and has limited cash. The Company may not have adequate readily available resources to fund operations through 2014.  This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Hartley Moore Accountancy Corporation
Anaheim, California

April 15, 2014

EMAV HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS

Current Assets:
Cash and cash equivalents	$125,450	$-
Total Current Assets	125,450	-

Property and equipment, net	2,289	-

Total Assets	$127,739	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$14,000	$15,000
Accrued liabilities	2,192	17
Deposit for future issuance of common stock	30,000	-
Short term loans	-	500
Note payable, current portion, net of debt discount of $16,364	25,419	-
Total Current Liabilities	71,611	15,517

Note payable, net of current portion, net of debt discount of $4,091	4,177	-

Total Liabilities	75,788	15,517

Commitments and contingencies (Note 7)

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, 51,002,565 shares and 37,502,388 shares issued and outstanding at December 31, 2013 and 2012, respectively	51,003	37,502
Additional paid in capital	1,075,598	656,430
Deficit accumulated during development stage	(1,074,650)	(709,449)
Total Stockholders' Equity (Deficit)	51,951	(15,517)

Total Liabilities and Stockholders' Equity (Deficit)	$127,739	$-

The accompanying notes are an integral part of these consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

	For the year ended December 31,		From March 11, 2010 (Inception) to December 31,
	2013	2012	2013

Revenues	$-	$-	$308,722

Cost of goods sold	-	-	292,175

Gross Profit (Loss)	-	-	16,547

Operating Expenses
Depreciation	208	-	4,968
General and administrative	353,204	19,394	954,792
Total Operating Expenses	353,412	19,394	959,760

Operating Loss from Operations	(353,412)	(19,394)	(943,213)

Other Income (Expenses)
Interest expense	(11,789)	-	(11,789)
Write down of assets	-	-	(18,648)
Write-off of investments in LLCs	-	-	(101,000)
Total Other Income (Expenses)	(11,789)	-	(131,437)

Loss from Continuing Operations before Income Taxes	(365,201)	(19,394)	(1,074,650)

Provision for income tax	-	-	-

Net loss	$(365,201)	$(19,394)	$(1,074,650)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	38,131,366	37,488,244

The accompanying notes are an integral part of these consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended December 31,		From March 11, 2010 (Inception) to December 31,
	2013	2012	2013

Cash Flows from Operating Activities:
Net loss	$(365,201)	$(19,394)	$(1,074,650)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	208	-	4,968
Write down of fixed assets	-	-	18,648
Write-off of investment in 3 LLCs	-	-	101,000
Issuance of founder shares	-	-	35,932
Amortization of debt discount	9,545	-	9,545
Changes in operating assets and liabilities:
Advances receivable	(29,433)	-	(29,433)
Accounts payable	(3,000)	-	12,000
Accrued liabilities	2,192	-	2,192
Net cash used in operating activities	(385,689)	(19,394)	(919,798)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,497)	-	(25,905)
Net cash used in investing activities	(2,497)	-	(25,905)

Cash Flows from Financing Activities:
Cash proceeds from sale of stock	464,102	18,500	1,021,102
Cash proceeds from line of credit, net of payments	(17)	17	-
Cash proceeds from short term loan, net of payments	(500)	500	-
Cash proceeds for stock to be issued	30,000	-	30,000
Cash proceeds from note payable	23,000	-	23,000
Cash payments against note payable	(2,949)	-	(2,949)
Net cash provided by financing activities	513,636	19,017	1,071,153

Net increase (decrease) in cash and cash equivalents	125,450	(377)	125,450

Cash and cash equivalents, beginning of the period	-	377	-

Cash and cash equivalents, end of the period	$125,450	$-	$125,450

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$51	$-	$51

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of business through issuance of common stock and forgiveness of advances receivable	$31,433	$-	$31,433
Issuance of common stock for investment in subsidiaries	$-	$-	$101,000

The accompanying notes are an integral part of these consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From March 11, 2010 (Inception) to December 31, 2013

	Common Shares Number	Par Value	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total

Balance - March 11, 2010	-	$-	$-	$-	$-
Issuance of shares to founders	35,932,055	35,932	-	-	35,932
Common shares sold at $0.50 per share	750,000	750	374,250	-	375,000
Common shares issued for acquisition of subsidiaries	202,000	202	100,798	-	101,000
Net loss - 2010	-	-	-	(522,060)	(522,060)
Balance - December 31, 2010	36,884,055	36,884	475,048	(522,060)	(10,128)

Common shares sold at $0.50 per share	20,000	20	9,980	-	10,000
Common shares sold at $0.30 per share	461,667	462	138,038	-	138,500
Common shares sold at $0.20 per share	75,000	75	14,925	-	15,000
Net loss - 2011	-	-	-	(167,995)	(167,995)
Balance - December 31, 2011	37,440,722	37,441	637,991	(690,055)	(14,623)

Common shares sold at $0.30 per share	61,666	61	18,439	-	18,500
Net loss - 2012	-	-	-	(19,394)	(19,394)
Balance - December 31, 2012	37,502,388	37,502	656,430	(709,449)	(15,517)

Common shares sold at $0.50 per share	313,303	314	156,338	-	156,652
Common shares sold at $0.30 per share	1,024,834	1,025	306,425	-	307,450
Recapitalization	12,162,040	12,162	(43,595)	-	(31,433)
Net loss	-	-	-	(365,201)	(365,201)
Balance - December 31, 2013	51,002,565	$51,003	$1,075,598	$(1,074,650)	$51,951

The accompanying notes are an integral part of these consolidated financial statements.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013 and 2012

NOTE 1 – Nature of Operations and Going Concern

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “EMAV” shall mean EMAV Holdings, Inc., a Delaware corporation, and its consolidated subsidiary.

EMAV Holdings, Inc. was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc. The Company became a public company in July 1998 and on November 12, 1998 changed its name to American Surface Technologies International, Inc. In September 2001, the State of Florida administratively dissolved the Company for not maintaining proper filings with the state and not paying franchise tax fees. In 2006, the Company changed its name to Global Environmental, Inc. In December 2007, the Company re-domiciled to Delaware and on August 27, 2008, changed its name to Ravenwood Bourne, Ltd. Effective September 30, 2011, the Company changed its name to PopBig, Inc.

On December 26, 2013, the Company changed its name to EMAV Holdings, Inc. and entered into a merger agreement to acquire Electric Motors and Vehicles Company, a Delaware corporation (“EMAVC”). The merger completed on December 27, 2013 and is being accounted for as a reverse merger and recapitalization in which EMAVC is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of EMAVC and will be recorded at the historical cost basis of EMAVC, and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of EMAV and EMAVC, and the operations of the combined Company from the closing date of the merger. The Company elected to change its fiscal year end to be  December 31 (see Note 3).

Electric Motors And Vehicles Company was formed under the laws of Delaware on March 11, 2010. The Company’s principal business is electric vehicle manufacturing and sales. The Company will design, assemble, and sell premium electric rugged sport adventure vehicles. EMAVC will deploy a unique approach to build and bring its vehicles to market. Rather than creating a new vehicle and building out a new distribution network, EMAVC will use the four-door Jeep Wrangler as the platform for its signature electric vehicle. The Company will then sell its vehicles directly through Jeep dealerships.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $365,201 for the year ended December 31, 2013 and has an accumulated deficit of $1,074,650 as of December 31, 2013. The Company had a working capital of $53,839 and total shareholders’ equity of $51,951 as of December 31, 2013. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s consolidated financial statements. The consolidated financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Electric Motors and Vehicles Company. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Development Stage Risk
The Company has earned minimal revenues from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, shareholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013 and 2012

Accounts Receivable
Accounts receivable represent income earned from sale of products for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay.

Property and Equipment
Property and equipment consists of office equipment which is recorded at cost and is depreciated on a straight-line basis over its estimated useful life of three years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Long-lived Assets
In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows.

Fair value of Financial Instruments and Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013 and 2012

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and short term loans. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the years ended December 31, 2013 and 2012, there were no potentially dilutive common shares outstanding during the period. Outstanding warrants to purchase 2,500,000 shares of common stock were excluded from this calculation as their effect would be anti-dilutive due to the reported net losses in each period.

Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013 and 2012

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

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively. Early adoption is permitted. The Company adopted this guidance during the year ended December 31, 2013. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – ACQUISITION OF BUSINESS

On December 27, 2013, the Company acquired all of the issued and outstanding common shares of Electric Motors and Vehicles Company, a Delaware corporation (“EMAVC”), in exchange for issuing 38,840,525 shares of its common stock in a 1:1 exchange. After the close of the merger, the Company has 51,002,565 shares of common stock outstanding.  In addition, the Company assumed the obligations of EMAVC to issue common shares pursuant to all outstanding warrants. Following the closing of the merger, EMAVC became the wholly-owned subsidiary of the Company and the combined entity solely engaged in EMAVC’s business. EMAVC is the acquirer for financial reporting purposes and EMAV Holdings, Inc. is the acquired company. The merger is being accounted for as a reverse-merger and recapitalization. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of EMAVC, which will be recorded at the historical cost basis, and the consolidated financial statements after completion of the merger will include the assets and liabilities of the Company and EMAVC, from the closing date of the merger.

EMAV Holdings, Inc. balance sheet (unaudited) on the date of merger at December 27, 2013 is as follows:

Assets acquired:
Total assets	$--

Liabilities assumed:
Accounts payable	$2,000
Note payable, net of debt discount payable to EMAVC	29,433
Total liabilities	31,433

Stockholders’ deficit:
Common stock	12,162
Additional paid in capital	203,115
Accumulated deficit	(246,710)
Total stockholders' deficit	(31,433)

Total liabilities and stockholders' deficit	$-

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013 and 2012

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,
	2013	2012

Property and equipment	$2,497	$-
Less: accumulated depreciation	(208)	-
Property and equipment, net	$2,289	$-

Depreciation expense for the years ended December 31, 2013 and 2012 was $208 and $0, respectively, and $208 since March 11, 2010 (Inception) to December 31, 2013.

NOTE 5 – NOTE PAYABLE

Note payable consists of:

	December 31,
	2013	2012
Stockholder note payable, principal balance of $53,000, unsecured, 5% per annum interest bearing, monthly payment of $3,790 starting February 1, 2014, matures April 1, 2015	$50,051	$-
Note payable - current portion	$41,783	$-
Note payable - long term portion	$8,268	$-

On May 23, 2013, the Company executed a promissory note (the “Note”) with a third party lender in the principal amount of $53,000. The terms of the Note required the Company to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable. The Company has recorded an interest expense of $2,244 for the year ended December 31, 2013 and has accrued interest of $2,192 as of December 31, 2013.

As additional consideration and not as additional interest, the Company agreed to issue 100,000 shares of restricted common stock at its fair value of $30,000 to the third party lender. The Company has not issued the 100,000 shares of its common stock as of December 31, 2013. In connection with the issuance of the Note, the Company has recorded a debt discount in the amount of $30,000 which is being amortized to interest expense over the life of the Note. The Company has recognized interest expense of $9,545 related to the amortization of debt discount related to this Note for the year ended December 31, 2013. The net book value of the unamortized portion of the debt discount was $20,455 at December 31, 2013.

The Company has recorded an interest expense of $11,789 and $0 for the years ended December 31, 2013 and 2012, respectively, and $11,789 since March 11, 2010 (Inception) to December 31, 2013.

MAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013 and 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

In April 2010, the Company entered into a verbal agreement with its executive director for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. The Company recorded an expense of $65,334 and $8,500 as consulting fees for the years ended December 31, 2013 and 2012, and $135,684 since March 11, 2010 (inception) to December 31, 2013.

The Company engaged an entity owned by the Chief Executive Officer/director of the Company to provide business advisory, consulting and legal services. The Company has recorded an expense of $77,011 and $0 as consulting services for the years ended December 31, 2013 and 2012, and $95,862 since March 11, 2010 (Inception) to December 31, 2013.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Settlement of litigation
The Company entered into an agreement for public relations services (the “Agreement”) with an unrelated third party (“DLC”) in September 2010. The Company disputed the quality of the services rendered and failed to tender final payment under the Agreement. DLC initiated legal action against the Company in January 2012 for collection under the Agreement. The Company did not have the resources to contest the action, so a default judgment was entered against the Company in favor of DLC in July 2012 in the amount of $14,425. Thereafter, DLC sought to collect on the judgment, and the total amount claimed by DLC grew to over $25,000 as DLC was entitled to collect attorney’s fees under the Agreement.

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC’s ownership of 80,000 shares of the Company’s stock. The Company had recorded a liability and an expense of $15,000 as a result of this litigation in its consolidated financial statements as of December 31, 2010. As of December 31, 2013, the remaining liability on the settlement of $12,000 is included in accounts payable in accompanying consolidated financial statements. The Company has since paid $2,000 to DLC on January 7, 2014 for the months of December 2013 and January 2014.

Legal Costs and Contingencies
In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.  If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013 and 2012

NOTE 8 – DISSOLUTION OF EMAVC SUBSIDIARIES

In June 2010, EMAVC acquired OE Services, LLC, Consortium of Remanufacturing Excellence, LLC and Indiana Technology Associates, LLC, registered in the state of Indiana (herein referred to as “LLCs”), with the purpose to start a consortium of manufacturers and suppliers for electric vehicles. The Company issued 202,000 shares of its common stock valued at $101,000 for the purchase of these three LLCs. The common shares were valued at $0.50 per share fair value based upon contemporaneous cash sales of shares by the Company on the date of authorization by the Board for their issuance. The Company subsequently revised its strategy and, as a result, in July 2013, EMAVC dissolved each of the three LLCs. The LLCs had no assets, no employees, no bank accounts and no money-making operations since their formation.

NOTE 9 - EQUITY TRANSACTIONS

The Company’s capitalization at December 31, 2013 was 100,000,000 authorized common shares with a par value of $0.001 per share.

Common stock
During the calendar year 2012, the Company sold 61,666 shares of its common stock at $0.30 per share, and received total cash consideration of $18,500. During the calendar year 2013, the Company sold 1,024,834 shares of its common stock at $0.30 per share and 313,303 shares of common stock at $0.50 per share, and received total cash consideration of $464,102. All the common shares were sold to accredited investors pursuant to separate Private Placements.

On December 27, 2013, the Company merged with Electric Motors and Vehicles Company. The merger is being accounted as a reverse-merger and recapitalization. At the closing of the merger, the Company issued 38,840,525 shares of common stock to the former shareholders of EMAVC in a 1:1 exchange for all of the outstanding shares of capital stock of EMAVC. However, in accordance with the reverse merger accounting, the effects of the merger are reflected as an increase of $12,162,040 shares, which represents the number of shares held by the shareholders of EMAV Holdings, Inc. just prior to the merger (see Note 3).  The total number of shares of common stock outstanding after the close of the merger is 51,002,565.

Warrants
In April 2010, the Company granted three individuals, warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.25 per share as compensation in connection with the individuals providing introductions for raising capital for the Company. The warrants have a six year term and expire in April 2016. The fair value of 2,500,000 warrants at the original issue date was estimated to be $1,077,927 using a Black-Scholes option pricing model with an expected life of 6 years, a risk free interest rate of 2.96%, a dividend yield of 0%, and an expected volatility of 100%. The expected volatility was estimated to be 100% since the Company's stock is not traded and no historical volatility data is available.

The Company has not established a stock option plan nor has issued any stock options outstanding as of December 31, 2013.

As a result of all common stock issuances, the total common shares issued and outstanding at December 31, 2013 were 51,002,565.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013 and 2012

NOTE 10 - INCOME TAXES

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% and 8.7% state income tax rate for Delaware for the years ended December 31, 2013 and 2012, respectively, to the income taxes reflected in the Consolidated Statements of Operations:

	For the year ended December 31,
	2013	2012
Tax expense at statutory rate - federal	(34.00%)	(34.00%)
State tax expense, net of federal benefit	(5.74)%	(5.74)%
Valuation allowance	39.74%	39.74%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:
	For the year ended December 31,
	2013	2012
Deferred tax assets and liabilities:
Net operating loss carry forward	$427,087	$281,949
Valuation allowance	(427,087)	(281,949)
Net deferred tax asset	$-	$-

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

At December 31, 2013 and 2012, the Company had net operating loss carry-forwards of approximately $427,087 and $281,949 which begin to expire in 2031. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended December 31, 2013 and 2012 was an increase of $145,138 and $7,708, respectively.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013 and 2012

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 11 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses related to this in any such accounts. The Company’s bank balances did not exceed FDIC insured amounts as of December 31, 2013 and 2012, respectively.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.

From January 1, 2014 to April 15, 2014, the Company sold 337,000 shares of its common stock to accredited investors pursuant to a Private Placement and received a total cash consideration of $168,500.