Form 10-Q
period 2014-03-31
EMAV Holdings, Inc.
filed 2014-05-15
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

___________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: 31 MARCH 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 – 53492

___________________________

EMAV Holdings, Inc.
(Name of small business issuer in its charter)

___________________________

Delaware	26-3167800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Main Street, #300
Irvine, California 92614	92614
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:  (949) 851-5996

___________________________

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)YES [ ]      NO [X]

As of May 14, 2014, there were 51,544,565 shares of the registrant’s common stock, $.001 par value per share, outstanding.

EMAV Holdings, Inc.

Form 10-Q
For the Quarter Ended 31 March 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$40,276	$125,450
Total Current Assets	40,276	125,450

Property and equipment, net	38,274	2,289

Total Assets	$78,550	$127,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,000	$14,000
Accrued liabilities	3,112	2,192
Deposit for future issuance of common stock	-	30,000
Note payable, current portion, net of debt discount of $16,364, both at March 31, 2014 and December 31, 2013, respectively	33,687	25,419
Total Current Liabilities	48,799	71,611

Note payable, net of current portion, net of debt discount of $4,091 at December 31, 2013	-	4,177

Total Liabilities	48,799	75,788

Commitments and contingencies (Note 6)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 51,409,565 shares and 51,002,565 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	51,410	51,003
Additional paid in capital	1,258,691	1,075,598
Deficit accumulated during development stage	(1,280,350)	(1,074,650)
Total Stockholders' Equity	29,751	51,951

Total Liabilities and Stockholders' Equity	$78,550	$127,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations

	For the three months ended March 31,		From March 11, 2010 (Inception) to March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$308,722

Cost of goods sold	-	-	292,175

Gross Profit (Loss)	-	-	16,547

Operating Expenses
Depreciation	1,494	-	6,462
General and administrative	199,195	21,073	1,153,987
Total Operating Expenses	200,689	21,073	1,160,449

Operating Loss from Operations	(200,689)	(21,073)	(1,143,902)

Other Income (Expenses)
Interest expense	(5,011)	-	(16,800)
Write down of assets	-	-	(18,648)
Write-off of investments in LLCs	-	-	(101,000)
Total Other Income (Expenses)	(5,011)	-	(136,448)

Loss from Continuing Operations before Income Taxes	(205,700)	(21,073)	(1,280,350)

Provision for income tax	-	-	-

Net loss	$(205,700)	$(21,073)	$(1,280,350)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	51,090,432	37,565,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,		From March 11, 2010 (Inception) to March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(205,700)	$(21,073)	$(1,280,350)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,494	-	6,462
Write down of fixed assets	-	-	18,648
Write-off of investment in 3 LLCs	-	-	101,000
Issuance of founder shares	-	-	35,932
Amortization of debt discount	4,091	-	13,636
Changes in operating assets and liabilities:
Advances receivable	-	(4,737)	(29,433)
Accounts payable	(2,000)	-	10,000
Accrued liabilities	920	-	3,112
Net cash used in operating activities	(201,195)	(25,810)	(1,120,993)

Cash Flows from Investing Activities:
Purchase of property and equipment	(37,479)	-	(63,384)
Net cash used in investing activities	(37,479)	-	(63,384)

Cash Flows from Financing Activities:
Cash proceeds from sale of stock	153,500	30,000	1,174,602
Cash proceeds from line of credit, net of payments	-	(17)	-
Cash proceeds from short term loan, net of payments	-	(400)	-
Cash proceeds from note payable	-	-	53,000
Cash payments against note payable	-	-	(2,949)
Net cash provided by financing activities	153,500	29,583	1,224,653

Net increase (decrease) in cash and cash equivalents	(85,174)	3,773	40,276

Cash and cash equivalents, beginning of the period	125,450	-	-

Cash and cash equivalents, end of the period	$40,276	$3,773	$40,276

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$51

Supplemental disclosures of non-cash investing and financing activities:
Negative equity on reverse merger acquisition	$-	$-	$(31,433)

Issuance of common stock in conjunction with note payable	$30,000	$-	$30,000

Issuance of common stock for investment in subsidiaries	$-	$-	$101,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statement of Shareholders' Equity (Deficit)
From March 11, 2010 (Inception) to March 31, 2014

	Common Shares		Additional	Deficit Accumulated during Development
	Number	Par Value	Paid in Capital	Stage	Total
Balance - March 11, 2010	-	$-	$-	$-	$-
Issuance of shares to founders	35,932,055	35,932	-	-	35,932
Common shares sold at $0.50 per share	750,000	750	374,250	-	375,000
Common shares issued for acquisition of subsidiaries	202,000	202	100,798	-	101,000
Net loss - 2010	-	-	-	(522,060)	(522,060)
Balance - December 31, 2010	36,884,055	36,884	475,048	(522,060)	(10,128)

Common shares sold at $0.50 per share	20,000	20	9,980	-	10,000
Common shares sold at $0.30 per share	461,667	462	138,038	-	138,500
Common shares sold at $0.20 per share	75,000	75	14,925	-	15,000
Net loss - 2011	-	-	-	(167,995)	(167,995)
Balance - December 31, 2011	37,440,722	37,441	637,991	(690,055)	(14,623)

Common shares sold at $0.30 per share	61,666	61	18,439	-	18,500
Net loss - 2012	-	-	-	(19,394)	(19,394)
Balance - December 31, 2012	37,502,388	37,502	656,430	(709,449)	(15,517)

Common shares sold at $0.50 per share	313,303	314	156,338	-	156,652
Common shares sold at $0.30 per share	1,024,834	1,025	306,425	-	307,450
Recapitalization	12,162,040	12,162	(43,595)	-	(31,433)
Net loss	-	-	-	(365,201)	(365,201)
Balance - December 31, 2013	51,002,565	51,003	1,075,598	(1,074,650)	51,951

Common shares sold at $0.50 per share	307,000	307	153,193	-	153,500
Common shares issued in conjunction with notes payable	100,000	100	29,900	-	30,000
Net loss	-	-	-	(205,700)	(205,700)
Balance - March 31, 2014 - (Unaudited)	51,409,565	$51,410	$1,258,691	$(1,280,350)	$29,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to  Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 – Nature of Operations and Going Concern

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “EMAV” shall mean EMAV Holdings, Inc., a Delaware corporation, and its wholly-owned consolidated subsidiary Electric Motors and Vehicles Company.

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

The accompanying unaudited interim condensed financial statements as of March 31, 2014 and 2013 of EMAV Holdings, Inc. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K originally filed with the SEC on April 15, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $205,700 for the three months ended March 31, 2014, used net cash in operating activities of $201,195 and has an accumulated deficit of $1,280,350 as of March 31, 2014. The Company had a working capital deficit of $8,523 and total stockholders’ equity of $29,751 as of March 31, 2014. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The unaudited consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Electric Motors and Vehicles Company. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended March 31, 2014 and 2013, there were no potentially dilutive common shares outstanding during the period. Outstanding warrants to purchase 2,500,000 shares of common stock were excluded from this calculation as their effect would be anti-dilutive due to the reported net losses in each period.

Recent Accounting Pronouncements
The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.
The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Property and equipment	$39,976	$2,497
Less: accumulated depreciation	(1,702)	(208)
Property and equipment, net	$38,274	$2,289

Depreciation expense for the three months ended March 31, 2014 and 2013 was $1,494 and $0, respectively, and $6,462 since March 11, 2010 (Inception) to March 31, 2014.

NOTE 4 – NOTE PAYABLE

Note payable consists of:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Stockholder note payable, principal balance of $53,000, unsecured, interest bearing, monthly payment of $3,790 starting February 1, 2014, due April 1, 2015	$50,051	$50,051
Note payable - current portion	$50,051	$41,783
Note payable - long term portion	$-	$8,268

On May 23, 2013, the Company executed a promissory note (the “Note”) with a third party lender in the principal amount of $53,000. The terms of the Note required the Company to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable. The Company has recorded an interest expense of $920 and $0 for the three months ended March 31, 2014 and 2013 and $3,164 from March 11, 2010 (Inception) to March 31, 2014, and has recorded accrued interest of $3,112 as of March 31, 2014.

As additional consideration and not as additional interest, the Company agreed to issue 100,000 shares of restricted common stock at its fair value of $30,000 to the third party lender. As of December 31, 2013, the Company had not issued the 100,000 shares of its common stock and as such the value of shares to be issued was reflected as a liability in the balance sheet at that date. The Company formally issued the shares during the three month period ended March 31, 2014.

In connection with the issuance of the Note, the Company has recorded a debt discount in the amount of $30,000 which is being amortized to interest expense over the life of the Note. The Company has recognized interest expense of $4,091 and $13,636 related to the amortization of debt discount related to this Note for the three months ended March 31, 2014 and from May 23, 2013 to March 31, 2014, respectively. The net stock value of the unamortized portion of the debt discount was $16,364 at March 31, 2014.

The Company has recorded an interest expense of $5,011 and $0 for the three months ended March 31, 2014 and 2013, and $16,800 from March 11, 2010 (Inception) to March 31, 2014, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

In April 2010, the Company entered into a verbal agreement with its executive director for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. The Company recorded an expense of $32,600 and $4,000 as consulting fees for the three months ended March 31, 2014 and 2013, respectively, and $168,284 since March 11, 2010 (Inception) to March 31, 2014. There were no amounts due under this arrangement as of March 31, 2014 or December 31, 2013.

The Company engaged an entity owned by the Chief Executive Officer/director of the Company to provide business advisory, consulting and legal services. The Company has recorded an expense of $21,500 and $10,000 as consulting services for the three months ended March 31, 2014 and 2013, respectively, and $117,362 since March 11, 2010 (Inception) to March 31, 2014. There were no amounts due under this arrangement as of March 31, 2014 or December 31, 2013.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC’s ownership of 80,000 shares of the Company’s stock. The Company had recorded a liability and an expense of $15,000 as a result of this litigation in its consolidated financial statements as of December 31, 2010. As of March 31, 2014, the remaining liability on the settlement of $10,000 is included in accounts payable in the accompanying condensed consolidated financial statements. The Company has since paid $3,000 to DLC on April 19, 2014 for the months of February 2014, March 2014 and April 2014 monthly payments.

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

NOTE 7 - EQUITY TRANSACTIONS

The Company’s capitalization at March 31, 2014 was 100,000,000 authorized common shares with a par value of $0.001 per share.

Common stock
During the three months ended March 31, 2014, the Company sold 307,000 shares of its common stock at $0.50 per share and received total cash consideration of $153,500. All the common shares were sold to accredited investors pursuant to separate Private Placements. In addition, as discussed in Note 4, on March 31, 2014, the Company issued 100,000 shares of its common stock to a third party lender as additional consideration in conjunction with providing cash proceeds of $53,000 as loan to the Company on May 23, 2013. The common shares issued were valued at their fair value of $30,000 to the third party lender.

Warrants
In April 2010, the Company granted three individuals, warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.25 per share as compensation in connection with the individuals providing introductions for raising capital for the Company. The warrants have a six year term and expire in April 2016. The fair value of 2,500,000 warrants at the original issue date was estimated to be $1,077,927 using a Black-Scholes option pricing model with an expected life of 6 years, a risk free interest rate of 2.96%, a dividend yield of 0%, and an expected volatility of 100%. The expected volatility was estimated to be 100% since the Company's stock is not traded and no historical volatility data is available. As these services were provided as part of the Company’s equity funding, the value of the warrants were recorded within equity as part of the accounting for the related equity transactions.

The Company has not established a stock option plan nor has issued any stock options outstanding as of March 31, 2014.

As a result of all common stock issuances, the total common shares issued and outstanding at March 31, 2014 were 51,409,565.

EMAV Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 8 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses related to this in any such accounts. The Company’s bank balances did not exceed FDIC insured amounts as of March 31, 2014 and 2013, respectively.

NOTE 9 – SUBSEQUENT EVENTS

From April 1, 2014 to May 14, 2014, the Company sold 135,000 shares of its common stock to accredited investors pursuant to a Private Placement and received a total cash consideration of $67,500.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references to “Holdings”, “we”, “our,” “us” and the “Company” in this Item 7 refer to EMAV Holdings, Inc. and our wholly owned subsidiary, Electric Motors and Vehicles Company (“EMAV”).

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in in the 2013 Annual Report filed with the Securities and Exchange Commission on April 15, 2014. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing in the 2013 Annual Report filed with the Securities and Exchange Commission on April 15, 2014 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

EMAV has generated limited revenues from product sales, and no revenue from product sales during the three months ended March 31, 2014 and 2013, and for years ended December 31, 2013, 2012 and 2011. To date, we have funded our operations through the private sale of equity securities. We do not expect to generate revenue from product sales for at least the next nine months.

We have an accumulated deficit of $1,280,350 as of March 31, 2014. Our net loss for the period ended March 31, 2014 was $205,700 as compared to $21,073 for the same comparable period in 2013. Substantially all of our operating losses resulted from expenses incurred in connection with development of our vehicles and general and administrative costs associated with our operations.

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

Financial Operations Overview

Revenue and Cost of Goods Sold

We have not earned revenues from product sales for the three months ended March 31, 2014 and 2013, respectively. Revenues earned and cost of goods sold from March 11, 2010 (Inception) to March 31, 2014 were $308,722 and $292,175, respectively. We do not expect to earn revenues from product sales for at least the next nine months. We may never generate revenues from product sales as we may never succeed in selling our initial vehicle or commercializing any other products or vehicles.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $200, 689 as compared to $21,073 for the same comparable period in 2013. Operating expenses increased by $179,616 in 2014 primarily due to the increase in general and administrative expense and depreciation expense. Operating expenses recorded from March 11, 2010 (Inception) to March 31, 2014 were $1,160,449.

General and administrative expense (G&A) was $199,195 and $21,073 for the three months ended March 31, 2014 and 3013, respectively. G&A expense increased in 2014 over 2013 by $178,122 primarily due to the increase in (a) consulting expenses related to development plans of our business and initial design of our vehicle, (b) expenses related to finance, business development and support functions, (c) travel expenses, (d) professional fees for auditing, tax and legal services, and (e) expenses for the cost of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims. G&A expense recorded from March 11, 2010 (Inception) to March 31, 2014 was $1,153,987.

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

Depreciation expense for the three months period ended March 31, 2014 and 2013 was $1,494 and $0, respectively. During the year three months ended March 31, 2014 and 2013, we acquired property and equipment of $37,479 and $0, respectively.  Depreciation expense recorded from March 11, 2010 (Inception) to March 31, 2014 was $6,462.

Other Income and Expenses

We did not record any other income for the three month period ended March 31, 2014 and 2013.

Other expenses consisted of interest expense of $5,011 and $0 for the three month period ended March 31, 2014 and 2013, respectively. Interest expense was accrued and recorded on $53,000 stockholder loan obtained by us on May 23, 2013 for our working capital needs. In conjunction with the execution of stockholder loan, we issued 100,000 shares of our common stock to the lender as additional consideration and recorded a debt discount of $30,000 which is being accreted to interest expense over the term of the loan. For the three month period ended March 31, 2014, we recorded an interest expense of $4,091 related to the accretion of debt discount. In addition, we recorded interest expense of $920 on the principal balance borrowed from the stockholder for the three month period ended March 31, 2014. Total interest expense recorded from May 23, 2013 to March 31, 2014 was $16,800. We did not borrow any funds during the three month period ended March 31, 2013.

The Company recorded a write-down of property and equipment of $18,648 from March 11, 2010 (Inception) to March 31, 2014 due to the assessed impairment of value.

In June 2010, we acquired three limited liability companies (the “LLCs”) registered in the state of Indiana, with the purpose to start a consortium of manufacturers and suppliers for our electric vehicles. We issued in 2010, 202,000 shares of our common stock valued at $101,000 for the purchase of the LLCs. The common shares were valued at $0.50 per share fair value based upon contemporaneous cash sales of shares by the Company on the date of authorization by the Board for their issuance. Management subsequently revised its strategy and business plans and dissolved each of the three LLCs in July 2013. The LLCs had no assets, no employees, no bank accounts, and no money-making operations since their formation. We recorded a write-off of investments in LLCs of $101,000 for the year ended December 31, 2010. Total write-off of investments in LLCs recorded by us from March 11, 2010 (inception) to March 31, 2014 was $101,000.

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

As of March 31, 2014 we had $40,276 of cash and cash equivalents compared to $125,450 at December 31, 2013. We believe that our existing capital resources, together with interest thereon, will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital and our requirements will depend on many factors, including the following:

Funding may not be available to us on acceptable terms or at any terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or even suspend development of our initial vehicle. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, grants from the federal government, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our vehicle and future revenue streams, and we may have to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

The accompanying financial statements for the three month period ended March 31, 2014 and 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 15, 2014, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling our common stock to investors to raise working capital for operations and there is no assurance these plans will be realized.

Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2014 was $201,195 which resulted primarily from the loss of $205,700, depreciation of $1,494, amortization of debt discount of $4,091, decrease in accounts payable of $2,000, and increase in accrued liabilities of $920. Net cash used in operating activities for the three months ended March 31, 2013 was $25,810, which resulted due to the net loss of $21,073 for the three months ended March 31, 2014 and increase in accounts receivable of $4,737.

Net cash used in operating activities from March 11, 2010 (Inception) to March 31, 2014 was $1,120,993, which resulted primarily from the loss of $1,280,350 , offset by depreciation of $6,462, write down of fixed assets of $18,648, write-off of investments in three LLCs of $101,000, issuance of founder shares for services for $35,932, amortization of debt discount of $13,636, increase in accounts receivable of $29,433, increase in accounts payable of $10,000, and increase in accrued liabilities of $3,112.

Investing Activities

Net cash used in investing activities for the three month period ended March 31, 2014 was $37,479 due to purchase of property and equipment. Net cash used in investing activities for the three month period ended March 31, 2013 was $0. Net cash used in investing activities from March 11, 2010 (Inception) to March 31, 2014 was $63,384 primarily due to purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three month period ended March 31, 2014 was $153,500 primarily due to the receipt of cash proceeds of $153,500 received from sale of common stock. Net cash provided by financing activities for the three month period ended March 31, 2013 was $29,583 primarily as a result of the sale of common stock for the receipt of cash proceeds of $30,000, offset by net payments of line of credit of $17 and net payments of short term loan of $400.

Net cash provided by financing activities from March 11, 2010 (Inception) to March 31, 2014 was $1,224,653 primarily due to the receipt of cash proceeds of $1,174,602 from sale of common stock. The Company had executed a promissory note on May 23, 2013 and received $53,000 from a stockholder for its working capital requirements. The Company has made cash payment of principal of $2,949 as of March 31, 2014.

As a result of the above activities, we experienced a net decrease in cash of $85,174 for the three month period ended March 31, 2014, an increase in cash of $3,773 for the three months ended March 31, 2013, and an increase in cash of $40,276 from March 10, 2011 (Inception) to March 31, 2014. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

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

For the twelve months ended March 31, 2015
December 31, 2014	$50,051

Total Contractual Obligations	$50,051

 Other Obligations

In October 2013, we entered into a settlement agreement with a creditor to pay $15,000 of which we paid $3,000 in November 2013 and agreed to pay twelve monthly installments of $1,000 each starting December 2013. We have made payments in the amount of $5,000 covering the five months ended April 30, 2014.

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

While our significant accounting policies are described in more detail in Note 2 of our annual consolidated financial statements included in the 2013 Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-K. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), and as provided in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors.

The section entitled “Risk Factors” in in the 2013 Annual Report filed with the Securities and Exchange Commission on April 15, 2014 is hereby incorporated by reference in this report as if set forth herein in its entirety.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014 we completed closing of a private placement pursuant to which we sold a total of 307,000 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $153,500 in aggregate proceeds to the Company.

On March 31, 2014, in connection with promissory note executed by the Company on May 23, 2013 with a third party lender in the principal amount of $53,000 (the “Note”), the Company issued 100,000 shares of its common stock to the third party lender. The shares of common stock issued under the Note, and the Note itself, were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the lender to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them.

Subsequent to our fiscal quarter ended March 31, 2014 and prior to May 14, 2014 we received $67,500 from the sale of 135,000 shares of our common stock in private placements. The shares of common stock issued were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other Information.

None.

Item 6   .EXHIBITS

The following Exhibits are filed as part of this Quarterly Report pursuant to Item 601 of Regulation S-K:

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

Date: May 14, 2014		EMAV Holdings, Inc.

	By:	/s/ Keith A. Rosenbaum
KEITH A. ROSENBAUM,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)