Form 10-Q
period 2014-06-30
EMAV Holdings, Inc.
filed 2014-08-13
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

___________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: JUNE 30, 2014

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

As of August 13, 2014, there were 51,577,565 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

EMAV Holdings, Inc.

Form 10-Q
For the Quarter Ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$31,817	$125,450
Prepaid expenses	6,000	-
Total Current Assets	37,817	125,450

Property and equipment, net	38,376	2,289

Total Assets	$76,193	$127,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,000	$14,000
Accrued liabilities	2,807	2,192
Deposit for future issuance of common stock	-	30,000
Notes payable, current portion, net of debt discount of $15,223 and $16,364, at June 30, 2014 and December 31, 2013, respectively	26,858	25,419
Total Current Liabilities	38,666	71,611

Note payable, net of current portion, net of debt discount of $30,280 and $4,091 at June 30, 2014 and December 31, 2013, respectively	36,985	4,177

Total Liabilities	75,650	75,788

Commitments and contingencies (Note 6)

Stockholders' Equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 51,577,565 shares and 51,002,565 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	51,578	51,003
Additional paid in capital	1,342,523	1,075,598
Accumulated deficit	(1,393,558)	(1,074,650)
Total Stockholders' Equity	543	51,951

Total Liabilities and Stockholders' Equity	$76,193	$127,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
Depreciation	3,327	-	4,821	-
General and administrative	104,869	64,827	304,064	85,900
Total Operating Expenses	108,196	64,827	308,885	85,900

Operating Loss from Operations	(108,196)	(64,827)	(308,885)	(85,900)

Other Income (Expenses)
Interest expense	(5,012)	(384)	(10,023)	(384)
Total Other Income (Expenses)	(5,012)	(384)	(10,023)	(384)

Loss from Continuing Operations before Income Taxes	(113,208)	(65,211)	(318,908)	(86,284)

Provision for income tax	-	-	-	-

Net loss	$(113,208)	$(65,211)	$(318,908)	$(86,284)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	51,517,807	37,680,839	51,305,300	37,623,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(318,908)	$(86,284)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	4,821	-
Amortization of debt discount	8,185	-
Changes in operating assets and liabilities:
Advances receivable	-	(4,837)
Prepaid expenses	(6,000)
Accounts payable	(5,000)	-
Accrued liabilities	615	333
Net cash used in operating activities	(316,287)	(90,788)

Cash Flows from Investing Activities:
Purchase of property and equipment	(40,908)	-
Net cash used in investing activities	(40,908)	-

Cash Flows from Financing Activities:
Cash proceeds from sale of stock	237,500	89,400
Cash proceeds from line of credit, net of payments	-	(17)
Cash proceeds from short term loan, net of payments	-	(500)
Cash proceeds from note payable	40,000	53,000
Cash payments against note payable	(13,938)	(2,949)
Net cash provided by financing activities	263,562	138,934

Net increase (decrease) in cash and cash equivalents	(93,633)	48,146

Cash and cash equivalents, beginning of the period	125,450	-

Cash and cash equivalents, end of the period	$31,817	$48,146

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,223	$-

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock in conjunction with note payable	$30,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2014
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

On December 26, 2013, the Company changed its name to EMAV Holdings, Inc. and entered into a merger agreement to acquire Electric Motors and Vehicles Company, a Delaware corporation (“EMAVC”). The merger was completed on December 27, 2013 and is being accounted for as a reverse merger and recapitalization in which EMAVC is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of EMAVC and will be recorded at the historical cost basis of EMAVC, and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of EMAV and EMAVC, and the operations of the combined Company from the closing date of the merger. The Company elected to change its fiscal year end to be December 31.

EMAVC was formed under the laws of Delaware on March 11, 2010. EMAVC’s principal business is electric vehicle manufacturing and sales. It will design, assemble, and sell premium electric rugged sport adventure consumer vehicles and commercial electric vehicles. EMAVC will deploy a unique approach to build and bring its vehicles to market. Rather than creating a new vehicle and building out a new distribution network, EMAVC will use the four-door Jeep Wrangler as the platform for its signature electric vehicle. EMAVC will then sell its consumer vehicles directly through Jeep dealerships; its commercials vehicles will be sold directly too users.

The accompanying unaudited interim condensed financial statements as of June 30, 2014 and 2013 of EMAV Holdings, Inc. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K originally filed with the SEC on April 15, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $318,908 for the six months ended June 30, 2014, used net cash in operating activities of $316,287 and has an accumulated deficit of $1,393,558 as of June 30, 2014. The Company had a working capital deficit of $848 and total stockholders’ equity of $543 as of June 30, 2014. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying unaudited consolidated condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The unaudited consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary EMAVC. All intercompany balances and transactions are eliminated in consolidation.

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

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the six months ended June 30, 2014 and 2013, there were no potentially dilutive common shares outstanding during the period. Outstanding warrants to purchase 2,500,000 shares of common stock were excluded from this calculation as their effect would be anti-dilutive due to the reported net losses in each period.

Recent Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014, however, early adoption is permitted. The Company adopted the provisions of ASU 2014-10 for this quarterly report on Form 10-Q for the period ended June 30, 2014.

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Except for the early adoption of ASU 2014-10, as discussed above, we have elected to take advantage of the benefits of this extended transition period.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	June 30	December 31,
	2014	2013
	(Unaudited)
Property and equipment	$43,405	$2,497
Less: accumulated depreciation	(5,029)	(208)
Property and equipment, net	$38,376	$2,289

Depreciation expense for the three months and six months ended June 30, 2014 and 2013 was $3,327 and $4,821 and $0 and $0, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consists of:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Stockholder note payable, principal balance $40,000, unsecured, 5% stated annual interest, monthly interest only payments from September 2014 to April 2015, 24 fixed monthly payments of $3,290 from May, 2015 to April, 2017. Original discount of $33,233 applied to normalize interest to 5% will be amortized over the loan term.	$73,233	$-

Stockholder note payable, principal balance of $53,000, unsecured, interest bearing, monthly payment of $3,790 starting February 1, 2014, due April 1, 2015	36,113	50,051
	$109,346	$50,051
Note payable - current portion	42,081	41,783

Note payable - long term portion	$67,265	$8,268

Debt discount- current portion	$15,223	$16,364

Debt discount- long term portion	$30,280	$4,091

On June 18, 2014, the Company executed a promissory note (the “Note 1”) with a stockholder lender in the principal amount of $40,000. The terms of the Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of Note 1, the Company has recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the Note 1.  The Company has recognized interest expense of $0 for amortization of debt discount related to Note 1 for the three months ended June 30, 2014. The unamortized portion of debt discount was $33,233 at June 30, 2014.

On May 23, 2013, the Company executed a promissory note (the “Note 2”) with a stockholder in the principal amount of $53,000. The terms of the Note 2 required the Company to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable.

The Company has recorded interest expense of $921 and $1,838 for the three months and six months ended June 30, 2014 and $384 and $384 for the comparable periods in 2013. The Company has recorded accrued interest of $2,807 as of June 30, 2014.

As additional consideration and not as additional interest, the Company agreed to issue 100,000 shares of restricted common stock at its fair value of $30,000 to the stockholder upon execution of Note 2. As of December 31, 2013, the Company had not issued the 100,000 shares of its common stock and as such the value of shares to be issued was reflected as a liability in the balance sheet at that date. The Company has formally issued the shares during the six months period ended June 30, 2014.

In connection with the issuance of the Note 2, the Company has recorded a debt discount in the amount of $30,000 which is being amortized to interest expense over the life of the Note. The Company has recognized interest expense of $4,091 and $ 8,185 related to the amortization of debt discount related to Note 2 for the three months and six months ended June 30, 2014, respectively. The Company has recorded interest expense of $17,727 from May 23, 2013 to June 30, 2014, respectively, related to the amortization of debt discount related to Note 2. The net stock value of the unamortized portion of the debt discount was $12,271 and $16,364 at June 30, 2014 and 2013, respectively.
The Company has recorded total interest expense, including amortization of debt discount, of $5,012 and $10,023 for the three months and six months ended June 30, 2014, respectively; and, $384 and $384 for comparable periods in 2013, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

In April 2010, the Company entered into a verbal agreement with its chief technology officer for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. The Company has recorded consulting expense of $21,500 and $54,100 for the three months and six months ended June 30, 2014, and $ 2,000 and $6,000 for the comparable periods in 2013. There were no amounts due under this arrangement as of June 30, 2014 or December 31, 2013.

The Company has engaged an entity owned by the Chief Executive Officer/director of the Company to provide business advisory, consulting, and legal services. The Company has recorded an expense of $13,500 and $35,000 for consulting services for the three months and six months ended June 30, 2014, and $2,011 and $12,011 for the comparable periods in 2013. There were no amounts due under this arrangement as of June 30, 2014 or December 31, 2013.

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

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC’s ownership of 80,000 shares of the Company’s stock. The Company had recorded a liability and an expense of $15,000 as a result of this litigation in its consolidated financial statements as of December 31, 2010. As of June 30, 2014, the remaining liability on the settlement of $7,000 is included in accounts payable in the accompanying condensed consolidated financial statements. Subsequent to June 30, 2014, the Company plans on paying $3,000 to DLC for the months of May, June and July 2014, which DLC has yet to demand.

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

NOTE 7 - EQUITY TRANSACTIONS

The Company’s capitalization at June 30, 2014 was 300,000,000 authorized common shares with a par value of $0.001, and 10,000,000 authorized preferred shares with a par value of $0.001.

Common stock
During the six months ended June 30, 2014, the Company sold 475,000 shares of its common stock at $0.50 per share and received total cash consideration of $237,500. All the common shares were sold to accredited investors pursuant to separate Private Placements. In addition, as discussed in Note 4, on March 31, 2014, the Company issued 100,000 shares of its common stock to a third party lender as additional consideration in conjunction with providing cash proceeds of $53,000 as loan to the Company on May 23, 2013. The common shares issued were valued at their fair value of $30,000 to the third party lender.

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

The Company has not established a stock option plan nor has issued any stock options outstanding as of June 30, 2014.

As a result of all common stock issuances, the total common shares issued and outstanding at June 30, 2014 were 51,577,565.

Preferred Stock
At June 30, 2014, the Company had zero shares of preferred stock issued or outstanding.

NOTE 8 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses related to this in any such accounts. The Company’s bank balances did not exceed FDIC insured amounts as of June 30, 2014 and 2013, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On or around June 25, 2014, the Company engaged Lamnia International, LLC to provide investor relations and investor communications services. The engagement is on a month-to-month, basis. The Company paid $6,000 in advance for the services to be rendered in July, 2014. The Company is obligated to issues to Lamnia International, LLC 250,000 shares of restricted common stock. The shares have not yet been issued though the Company intends to issue the shares as soon as possible.

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

Overview

Company Overview

Electric Motors and Vehicles Company (“EMAV”) was started in March 2010 with the intent of bringing to market rugged electric vehicles. The business was initially focused on developing a relationship with the Jeep brand as that was the desired model to use for EMAV’s electric vehicles. EMAV designed a trailer/camper in conjunction with the MOPAR division of Jeep. The camper was approved as the first camper to be branded as a Jeep. EMAV sold the Jeep Camper directly through dealerships in 2010 and 2011. EMAV abandoned its involvement in the project in 2011 due to slow sales and the lack of financial resources to support marketing for the program.

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

In 2013, EMAV once again focused its efforts on bringing to market a rugged electric vehicle. EMAV is described as a new car company which we propose to operate out of (i) a Jeep dealership we propose to acquire; and, (ii) an assembly facility we propose to lease.  EMAV will design, assemble, and sell premium rugged sport adventure vehicles (“SAVs”) to consumers, with an emphasis on offering electric versions, in addition to commercial products for the construction, fleet, military, homeland security and related industries. EMAV intends to acquire a Jeep automotive dealership through which it will conduct certain aspects of its operations, and which will also afford EMAV access to Jeep vehicles which will serve as the platform/foundation for its vehicle sales. The automotive industry has invested heavily in electric vehicle technology and most manufacturers are now introducing electric vehicles as part of their product line. In addition, a number of new companies have emerged which exclusively manufacture and sell electric vehicles. EMAV intends to be unique in the marketplace in that its proposed signature vehicle, the ES, will be based upon an existing iconic vehicle, the 4-door Jeep Wrangler.

On December 27, 2013, we acquired all of the issued and outstanding common shares of EMAV in exchange for issuing 38,840,525 shares of our common stock. In addition, we assumed the obligations of EMAV to issue common shares pursuant to all outstanding warrants. Following the closing of the merger, EMAV became our wholly-owned subsidiary and the combined entity solely engaged in EMAV’s business. EMAV was the acquirer for financial reporting purposes and EMAV Holdings, Inc. was the acquired company. The merger was accounted for as a reverse-merger and recapitalization. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of EMAV and are recorded at the historical cost basis, and the consolidated financial statements after completion of the merger include the assets and liabilities of the Company and EMAV, and the historical operations of EMAV and operations of the combined company from the closing date of the merger. Subsequent to the merger, our operations are consolidated with the operations of EMAV.

EMAV has generated limited revenues from product sales, and no revenue from product sales during the six months ended June 30, 2014 and 2013, and for years ended December 31, 2013, 2012 and 2011. To date, we have funded our operations through the private sale of equity securities. We do not expect to generate revenue from product sales for at least the next nine months.

We have an accumulated deficit of $1,393,558 as of June 30, 2014. Our net loss for the six months ended June 30, 2014 was $318,908 as compared to $86,284 for the same comparable period in 2013. Substantially all of our operating losses resulted from expenses incurred in connection with development of our vehicles and general and administrative costs associated with our operations.

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

Financial Operations Overview

Revenue and Cost of Goods Sold

We have not earned revenues from product sales for the six months ended June 30, 2014 and 2013, respectively. We do not expect to earn revenues from product sales for at least the next nine months. We may never generate revenues from product sales as we may never succeed in selling our initial vehicle or commercializing any other products or vehicles.

Operating Expenses

Operating expenses consisting of General and Administrative expense (“G&A”) and depreciation, for the three months and six months ended June 30, 2014 were $108,196 and $308,885 as compared to $64,827 and $85,900 for the same comparable period in 2013. Operating expenses increased by $43,369 and $222,985 for the three months and six months ended June 30, 2014 when compared to the same comparable periods in 2013, primarily due to the increase in general and administrative expense and depreciation expense.

General and administrative expense (“G&A”) was $104,869 and $304,064 for the three months and six months ended June 30, 2014 as compared to $64,827 and $85,900 for the same comparable periods in 2013, respectively. G&A expense increased primarily due to the increase in (a) consulting expenses related to development plans of our business and initial design of our vehicle, (b) expenses related to finance, business development and support functions, (c) travel expenses, (d) professional fees for auditing, tax and legal services, and (e) expenses for the cost of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

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

Depreciation expense for the three months and six months ended June 30, 2014 and 2013 was $3,327 and $4,821, as compared to $0 and $0 for the comparable periods in 2013. During the six months ended June 30, 2014 and 2013, we acquired property and equipment of $40,908 and $0, respectively.

Other Income and Expenses

We did not record any other income for the three months and six months ended June 30, 2014 and 2013, respectively.

Other expenses consisted of interest expense of $5,012 and $10,023 for the three months and six months ended June 30, 2014 as compared to $384 and $384 for the same comparable periods in 2013, respectively. Interest expense was accrued and recorded on a $53,000 stockholder loan obtained by us on May 23, 2013 for our working capital requirements. In conjunction with the execution of $53,000 stockholder loan, we issued 100,000 shares of our common stock to the lender as additional consideration, and recorded a debt discount of $30,000 which is being accreted to interest expense over the term of the loan. For the three months and six months ended June 30, 2014, we recorded an interest expense of $4,091 and $8,185 related to the accretion of debt discount as compared to $0 for the same comparable periods in 2013. In addition, we recorded interest expense of $921 and $1,838 on the principal balance borrowed from the stockholder for the three months and six months ended June 30, 2014 as compared to $384 and $384 for the same comparable periods in 2013.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through private sales of our equity. We have devoted our resources to funding the development of our initial vehicle. We have incurred operating losses in each year since our inception, and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our initial vehicle.

As of June 30, 2014 we had $31,817 of cash and cash equivalents compared to $125,450 at December 31, 2013. We believe that our existing capital resources, together with interest thereon, will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

The accompanying financial statements for the six months period ended June 30, 2014 and 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 15, 2014, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling our common stock to investors to raise working capital for operations and there is no assurance these plans will be realized.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 was $316,287 which resulted primarily from the loss of $318,908, depreciation of $4,821, amortization of debt discount of $8,185, increase in prepaid expenses of $6,000, decrease in accounts payable of $5,000, and increase in accrued liabilities of $615. Net cash used in operating activities for the six months ended June 30, 2013 was $90,788, which resulted due to the net loss of $86,284 for the six months ended June 30, 2014, increase in accounts receivable of $4,837 and increase in accrued liabilities of $333.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $40,908 due to purchase of property and equipment. Net cash used in investing activities for the six month period ended June 30, 2013 was $0.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $263,562 primarily due to the receipt of cash proceeds of $237,500 received from sale of common stock, cash proceeds of $40,000 received as a loan from a stockholder, and cash payments of $13,938 against the loan received from a stockholder. Net cash provided by financing activities for the six months ended June 30, 2013 was $138,934 primarily as a result of cash proceeds of $89,400 received from the sale of common stock, cash proceeds of $53,000 received on a loan provided by a stockholder, cash payments of $2,949 towards loan payable, and net cash payments of $517 towards a short term loan and a line of credit.

As a result of the above activities, we experienced a net decrease in cash of $93,633 for the six months ended June 30, 2014, and an increase in cash of $48,146 for the six months ended June 30, 2013. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.
Contractual Commitments and Contingencies

The following table summarizes our obligations and commitments to make future payments under our contractual obligations:

Contractual Obligations

Stockholder Notes Payable

On May 23, 2013, we executed a promissory note (the “Note 2”) with a stockholder third party lender in the principal amount of $53,000. The terms of the Note 2 required us to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning  February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable. We made the principal payment of $2,949 before June 6, 2013.

On June 18, 2014, the Company executed a promissory note (the “Note 1”) with a stockholder third party lender in the principal amount of $40,000. The terms of the Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty.

The following table shows our contractual obligation to make the payments in accordance with the terms of the Notes.

Contractual Obligations for the year ended December 31:

	Note 1	Note 2	Total
2014	$667	$30,321	$30,988
2015	26,989	11,370	38,359
2016	39,484	-	39,484
2017	13,161	-	13,161
Total	$80,301	$41,691	$121,992

Other Obligations

In October 2013, we entered into a settlement agreement with a creditor to pay $15,000 of which we paid $3,000 in November 2013 and agreed to pay twelve monthly installments of $1,000 each starting December 2013. As of June 30, 2014, we had made payments in the amount of $5,000 covering the eight months ended April 30, 2014, and the remaining liability on the settlement was $7,000. Subsequent to June 30, 2014, we plan to make a payment of $3,000 for the three months covering May, June and July 2014. Demand for payment of the $3,000 has not yet been received by the Company.

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

The Company reviews its advances receivable for impairment whenever events or changes in circumstances indicate that the carrying amount of the receivable may not be recovered. If such receivables are considered to be impaired, the impairment loss recognized in operations is the amount by which the carrying value exceeds the fair value of the receivables.

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

Newly adopted accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014, however, early adoption is permitted. The Company adopted the provisions of ASU 2014-10 for this quarterly report on Form 10-Q for the period ended June 30, 2014.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the three months ended June 30, 2014 we completed closing of private placements pursuant to which we sold a total of 168,000 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $84,000 in aggregate proceeds to the Company.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	EXHIBITS

The following Exhibits are filed as part of this Quarterly Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

2.1.1	Agreement and Plan of Merger dated December 5, 2007(1)

2.1.2	Certificate of Merger - Delaware - dated December 5, 2007(1)

2.1.3	Articles of Merger - Florida - dated December 7, 2007(1)

2.1.4	Certificate of Merger – Delaware - dated September 20, 2011 (2)

2.1.5	Agreement and Plan Of Merger Dated December 27, 2013 By and Among EMAV Holdings, Inc., Electric Motors and Vehicles Company, and EV Pop Acquisition Company (3)

31.1	Certificate of Incorporation dated May 14, 1987(1)

3.1.2	Articles of Amendment dated June 30, 1998(1)

3.1.3	Articles of Amendment dated November 12, 1998(1)

3.1.4	Articles of Amendment dated June 22, 2006(1)

3.1.5	Certificate of Incorporation of Delaware entity dated October 11, 2007(1)

3.1.6	Articles of Amendment dated October 18, 2007(1)

3.1.7	Certificate of Amendment dated August 27, 2008(1)

3.1.8	Amendment to Certificate of Incorporation dated December 27, 2013 (3)

3.1.9	Certificate of Merger dated December 27,2013 (3)

3.2.1	Florida Amended and Restated By-Laws(1)

3.2.2	Delaware Amended and Restated By-Laws(1)

10.1	Stock Purchase Agreement dated March 31, 2010 by and between the Company and BedrockVentures, Inc. (4)

10.2	Repurchase Agreement dated April 1, 2010 by and among the Company and CENTURYCAPITAL PARTNERS, LLC, and CORPORATE SERVICES INTERNATIONAL, INC. (4)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section906 of the Sarbanes Oxley Act of 2002(*)

32.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section906 of the Sarbanes Oxley Act of 2002(*)

101*+
The following materials from the Company’s Annual Report on Form 10-K for the annualperiod ended December 31, 2013, formatted in XBRL (eXtensible Business ReportingLanguage): (i) Consolidated Balance Sheets as at December 31, 2013 and 2012;(ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements.

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

Date: August 13, 2014	EMAV Holdings, Inc.

By:	/s/ Keith A. Rosenbaum
KEITH A. ROSENBAUM,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)