Form 10-Q
period 2014-09-30
EMAV Holdings, Inc.
filed 2014-11-13
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

___________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: SEPTEMBER 30, 2014

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

As of November 13, 2014, there were 51,677,565 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

EMAV Holdings, Inc.

Form 10-Q
For the Quarter Ended September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$25,645	$125,450
Prepaid expenses	166,667	-
Total Current Assets	192,312	125,450

Property and equipment, net	37,047	2,289

Total Assets	$229,359	$127,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$12,000	$14,000
Accrued liabilities	4,236	2,192
Deposit for future issuance of common stock	-	30,000
Accrued stock payable	250,000	-
Short term loans	3,000	-
Notes payable, current portion, net of debt discount of approximately $20,000 and $16,000 at September 30, 2014 and December 31, 2013, respectively	28,474	25,419
Total Current Liabilities	297,710	71,611

Note payable, net of current portion, net of debt discount of approximately $19,000 and $4,000 at September 30, 2014 and December 31, 2013	38,915	4,177

Total Liabilities	336,625	75,788

Commitments and contingencies (Note 6)

Stockholders' (Deficit) Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,627,565 shares and 51,002,565 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	51,628	51,003
Additional paid in capital	1,367,473	1,075,598
Accumulated deficit	(1,526,367)	(1,074,650)
Total Stockholders' (Deficit) Equity	(107,266)	51,951

Total Liabilities and Stockholders' Equity	$299,359	$127,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
Depreciation	1,329	-	6,150	-
General and administrative	122,714	98,219	426,778	184,119
Total Operating Expenses	124,043	98,219	432,928	184,119

Operating Loss from Operations	(124,043)	(98,219)	(432,928)	(184,119)

Other Income (Expenses)
Interest expense	(8,766)	(6,384)	(18,789)	(6,768)
Total Other Income (Expenses)	(8,766)	(6,384)	(18,789)	(6,768)

Loss before Income Taxes	(132,809)	(104,603)	(451,717)	(190,887)

Provision for income tax	-	-	-	-

Net loss	$(132,809)	$(104,603)	$(451,717)	$(190,887)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	51,577,891	37,956,478	51,397,162	37,738,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(451,717)	$(190,887)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,150	-
Amortization of debt discount	15,208	5,455
Changes in operating assets and liabilities:
Advances receivable	-	(9,145)
Prepaid expenses	83,333	-
Accounts payable	(2,000)	-
Accrued liabilities	2,044	1,263
Net cash used in operating activities	(346,982)	(193,314)

Cash Flows from Investing Activities:
Purchase of property and equipment	(40,908)	-
Net cash used in investing activities	(40,908)	-

Cash Flows from Financing Activities:
Cash proceeds from sale of stock	262,500	307,450
Cash payments of line of credit	-	(17)
Cash proceeds from (payments of) short term loan	3,000	(500)
Cash proceeds from note payable	40,000	53,000
Cash payments against note payable	(17,415)	(2,949)
Net cash provided by financing activities	288,085	356,984

Net increase (decrease) in cash and cash equivalents	(99,805)	163,670

Cash and cash equivalents, beginning of the period	125,450	-

Cash and cash equivalents, end of the period	$25,645	$163,670

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,536	$-

Supplemental disclosures of non-cash investing and financing activities:
Accrual of common stock payable for prepaid services	$250,000	$-
Gross up on debt principal, offset by debt discount, to normalize interest on note payable	33,233	-
Issuance of common stock in satisfaction of liability for issuance of common stock	$30,000	$-
Liability for future issuance of common stock recorded as debt discount	$-	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2014 and 2013
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

On December 26, 2013, the Company entered into a merger agreement to acquire Electric Motors and Vehicles Company, a Delaware corporation (“EMAVC”) and changed its name to EMAV Holdings, Inc. The merger was completed on December 27, 2013 and is being accounted for as a reverse merger and recapitalization in which EMAVC is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of EMAVC and will be recorded at the historical cost basis of EMAVC, and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of EMAV and EMAVC, and the operations of the combined Company from the closing date of the merger. The Company elected to change its fiscal year end to be December 31.

EMAVC was formed under the laws of Delaware on March 11, 2010. EMAVC’s principal business is electric vehicle manufacturing and sales. It plans to design, assemble, and sell premium electric rugged sport adventure consumer vehicles and commercial electric vehicles. EMAVC will deploy a unique approach to build and bring its vehicles to market. Rather than creating a new vehicle and building out a new distribution network, EMAVC will use the four-door Jeep Wrangler as the platform for its signature electric vehicle and sell its consumer vehicles directly through Jeep dealerships; its commercials vehicles will be sold directly to users.

The accompanying (a) balance sheet at December 31, 2013 has been derived from audited statements, and (b) unaudited interim condensed financial statements as of September 30, 2014 and 2013 of EMAV Holdings, Inc. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K originally filed with the SEC on April 15, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $451,717 for the nine months ended September 30, 2014, used net cash in operating activities of $346,982 and has an accumulated deficit of $1,526,367 as of September 30, 2014. The Company had a working capital deficit of $105,398 and total stockholders’ deficit of $107,266 as of September 30, 2014. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying unaudited consolidated condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the nine months ended September 30, 2014, there were 500,000 shares of common stock that were owed to persons under contractual obligations but that were not issued and are deemed as potentially dilutive common shares outstanding at September 30, 2014. Outstanding warrants to purchase 2,500,000 shares of common stock were excluded from this calculation as their effect would be anti-dilutive due to the reported net losses in each period.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014 however, early adoption is permitted. The Company has adopted the provisions of ASU 2014-10 for this quarterly report on Form 10-Q for the period ended September 30, 2014.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is carefully evaluating our anticipated revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. The Company will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the transition method that will be elected.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Property and equipment	$43,405	$2,497
Less: accumulated depreciation	(6,358)	(208)
Property and equipment, net	$37,047	$2,289

Depreciation expense for the three months and nine months ended September 30, 2014 and 2013 was $1,329 and $6,150 and $0 and $0, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consists of:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Stockholder note payable, principal balance $40,000, unsecured, 5% stated annual interest, monthly interest only payments from September 2014 to April 2015, 24 fixed monthly payments of $3,290 from May 2015 to April 2017. Original discount of $33,233 applied to normalize interest to 5% will be amortized over the loan term (P/Note 1)	$73,233	$-

Stockholder note payable, principal balance of $53,000, unsecured, interest bearing, monthly payment of $3,790 starting February 1, 2014, due April 1, 2015 (P/Note 2)	32,636	50,051
	$105,869	$50,051
Note payable - current portion	48,385	41,783
Note payable - long term portion	$57,484	$8,268

Debt discount- current portion	$19,911	$16,364

Debt discount- long term portion	$18,569	$4,091

On June 18, 2014, the Company executed a promissory note (the “P/Note 1”) with a stockholder lender in the principal amount of $40,000. The terms of the P/Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of P/Note 1, the Company has recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the Note 1. The Company has recognized interest expense of $2,935 for amortization of debt discount related to P/Note 1 for the three months and nine months ended September 30, 2014. The unamortized portion of debt discount was $30,298 at September 30, 2014.

On May 23, 2013, the Company executed a promissory note (the “P/Note 2”) with a stockholder in the principal amount of $53,000. The terms of the Note 2 required the Company to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable. The Company is delinquent in making 3 monthly payments and the note holder has not made a demand for the past due payments.

The Company has recorded interest expense of $1,743 and $3,581 for the three months and nine months ended September 30, 2014 and $384 and $768 for the comparable periods in 2013. The Company has recorded accrued interest of $4,236 and $2,192 as of September 30, 2014 and December 31, 2013, respectively.

As additional consideration, the Company agreed to issue 100,000 shares of restricted common stock at its fair value of $30,000 to the stockholder upon execution of P/Note 2. As of December 31, 2013, the Company had not issued the 100,000 shares of its common stock and as such the value of shares to be issued was reflected as a liability in the balance sheet at that date. The Company has formally issued the shares during the nine months period ended September 30, 2014.

In connection with the issuance of the P/Note 2, the Company has recorded a debt discount in the amount of $30,000 which is being amortized to interest expense over the life of the Note. The Company has recognized interest expense of $4,091 and $12,273 related to the amortization of debt discount related to Note 2 for the three months and nine months ended September 30, 2014 and $5,455 for the three and nine months ended September 30, 2013. The net book value of the unamortized portion of the debt discount was $8,182 and $20,455 at September 30, 2014 and December 31, 2013, respectively.

The Company has recorded total interest expense, including amortization of debt discount, of $8,766 and $18,789 for the three months and nine months ended September 30, 2014, respectively; and, $6,384 and $6,768 for comparable periods in 2013, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

In April 2010, the Company entered into a verbal agreement with its chief technology officer for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. The Company has recorded consulting expense of $0 and $54,100 for the three months and nine months ended September 30, 2014, and $24,834 and $30,834 for the comparable periods in 2013. There were no amounts due under this arrangement as of September 30, 2014 or December 31, 2013.

The Company has engaged an entity owned by the Chief Executive Officer/director of the Company to provide business advisory, consulting, and legal services. The Company has recorded an expense of $0 and $35,000 for consulting services for the three months and nine months ended September 30, 2014, and $5,000 and $17,011 for the comparable periods in 2013. There were no amounts due under this arrangement as of September 30, 2014 or December 31, 2013.

On August 28, 2014, the Chief Executive Officer/Director provided a short term advance of $3,000 to the Company for its working capital needs. The short term advance is non-interest bearing, unsecured and due on demand and is due and payable as of September 30, 2014.

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

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC’s ownership of 80,000 shares of the Company’s stock. The Company had recorded a liability and an expense of $15,000 as a result of this litigation in its consolidated financial statements as of December 31, 2010. As of September 30, 2014, the remaining liability on the settlement of $7,000 is included in accounts payable in the accompanying condensed consolidated financial statements.  Subsequent to September 30, 2014, the Company plans on paying DLC for the months of May 2014 through and including November 2014, which DLC has yet to demand.

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

NOTE 7 - EQUITY TRANSACTIONS

The Company’s capitalization at September 30, 2014 was 300,000,000 authorized common shares with a par value of $0.001, and 10,000,000 authorized preferred shares with a par value of $0.001.

Common stock
During the nine months ended September 30, 2014, the Company sold 525,000 shares of its common stock at $0.50 per share and received total cash consideration of $262,500. All the common shares were sold to accredited investors pursuant to separate Private Placements. In addition, as discussed in Note 4, on March 31, 2014, the Company issued 100,000 shares of its common stock to a third party lender as additional consideration in conjunction with providing cash proceeds of $53,000 as loan to the Company on May 23, 2013. The common shares issued were valued at their fair value of $30,000 to the third party lender.

On or around June 25, 2014, the Company engaged Lamnia International, LLC (Lamina) to provide investor relations and investor communications services. The engagement is on a “month-to-month” basis. The Company paid $6,000 in advance for the services rendered in July 2014. The Company is obligated to issue to Lamnia 250,000 shares of restricted common stock. The Company has recorded the fair value of 250,000 shares valued at $125,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance, as prepaid investor relations expense for six months contractual term. The Company has recorded $62,500 as investor relations expense for the three months ended September 30, 2014 and the remaining $62,500 as prepaid asset as of September 30, 2014. The shares have not yet been issued as of September 30, 2014, and the value of $125,000 has been recorded as accrued stock payable in the accompanying condensed consolidated balance sheet.

On September 1, 2014, the Company engaged Fastnet Advisors, LLC (Fastnet) to provide corporate advisory services. The engagement is for an initial period of 6-months. The Company is obligated to pay Fastnet $3,000 for September 2014, which it has recorded as accounts payable at September 30, 2014; $4,000 per month for October 2014, November 2014 and December 2014, which amounts are due and not yet paid; and $5,000 per month for January 2015 and February 2015. The Company is obligated to issue to Fastnet 250,000 shares of restricted common stock. The Company has not issued the shares as of the date of this filing. The Company has recorded the fair value of 250,000 shares valued at $125,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance, as prepaid investor relations expense for the six months contractual term. The Company has recorded $20,833 as consulting expense for the three months ended September 30, 2014 and the remaining balance of $104,167 as prepaid assets as of September 30, 2014. The 250,000 shares of common stock have not yet been issued as of September 30, 2014, and the value of $125,000 has been recorded as accrued stock payable in the accompanying condensed consolidated balance sheet.

Warrants
In April 2010, the Company granted three individuals, warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.25 per share as compensation in connection with the individuals providing introductions for raising capital for the Company. The warrants have a six year term and expire in April 2016. The fair value of 2,500,000 warrants at the original issue date was estimated to be $1,077,927 using a Black-Scholes option pricing model with an expected life of 6 years, a risk free interest rate of 2.96%, a dividend yield of 0%, and an expected volatility of 100%. The expected volatility was estimated to be 100% since the Company’s stock is not traded and no historical volatility data is available. As these services were provided as part of the Company’s equity funding, the value of the warrants were recorded within equity as part of the accounting for the related equity transactions.

The Company has not established a stock option plan nor has issued any stock options outstanding as of September 30, 2014.

As a result of all common stock issuances, the total common shares issued and outstanding at September 30, 2014 were 51,627,565.

Preferred Stock
At September 30, 2014, the Company had no shares of preferred stock issued or outstanding.

NOTE 8 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses related to this in any such accounts. The Company’s bank balances did not exceed FDIC insured amounts as of September 30, 2014 and December 31, 2013, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On October 29, 2014, the Company sold 50,000 shares of its common stock pursuant to a private placement to an accredited investor for $25,000. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references to “Holdings”, “we”, “our,” “us” and the “Company” in this Item 7 refer to EMAV Holdings, Inc. and our wholly owned subsidiary, Electric Motors and Vehicles Company (“EMAV”).

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in the 2013 Annual Report filed with the Securities and Exchange Commission on April 15, 2014. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing in the 2013 Annual Report filed with the Securities and Exchange Commission on April 15, 2014 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

EMAV has generated limited revenues from product sales, and no revenue from product sales during the nine months ended September 30, 2014 and 2013, and for years ended December 31, 2013, 2012 and 2011. To date, we have funded our operations through the private sale of equity securities. We do not expect to generate revenue from product sales for at least the next nine months.

We have an accumulated deficit of $1,526,367 as of September 30, 2014. Our net loss for the nine months ended September 30, 2014 was $451,717 as compared to $190,887 for the same comparable period in 2013. Substantially all of our operating losses resulted from expenses incurred in connection with development of our vehicles and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next two to four years. In the near term, we anticipate that our expenses will increase as we:

•	complete our initial consumer and commercial vehicle offerings;

•	enter into production and marketing of our initial consumer vehicle offering;

•	continue our development additional vehicle offerings;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

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

Financial Operations Overview

Revenue and Cost of Goods Sold

We have not earned revenues from product sales for the nine months ended September 30, 2014 and 2013, respectively. We do not expect to earn revenues from product sales for at least the next nine months. We may never generate revenues from product sales as we may never succeed in selling our initial vehicle or commercializing any other products or vehicles.

Operating Expenses

Operating expenses consisting of General and Administrative expense (“G&A”) and depreciation, for the three months and nine months ended September 30, 2014 were $124,043 and $432,928 as compared to $98,219 and $184,119 for the same comparable periods in 2013. Operating expenses increased by $25,824 and $148,024 for the three months and nine months ended September 30, 2014 when compared to the same comparable periods in 2013, primarily due to the increase in general and administrative expense and depreciation expense.

General and administrative expense (“G&A”) was $122,714 and $426,778 for the three months and nine months ended September 30, 2014 as compared to $98,219 and $184,119 for the same comparable periods in 2013, respectively. G&A expense increased primarily due to the increase in (a) consulting expenses related to (i) development plans of our business and initial design of our vehicles, and (ii) business advisory services; (b) expenses related to finance, business development and support functions; (c) travel expenses; (d) professional fees for auditing, tax and legal services; and, (e) expenses for the cost of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

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

Depreciation expense for the three months and nine months ended September 30, 2014 and 2013 was $1,329 and $6,150, as compared to $0 and $0 for the comparable periods in 2013. During the nine months ended September 30, 2014 and 2013, we acquired property and equipment of $40,908 and $0, respectively.

Other Income and Expenses

We did not record any other income for the three months and nine months ended September 30, 2014 and 2013, respectively.

Other expenses consisted of interest expense of $8,766 and $18,789 for the three months and nine months ended September 30, 2014 as compared to $6,384 and $6,768 for the same comparable periods in 2013, respectively. Interest expense was accrued and recorded on a $53,000 stockholder loan obtained by us on May 23, 2013 for our working capital requirements. In conjunction with the execution of $53,000 stockholder loan, we issued 100,000 shares of our common stock to the lender as additional consideration, and recorded a debt discount of $30,000 which is being accreted to interest expense over the term of the loan. For the three months and nine months ended September 30, 2014, we recorded an interest expense of $4,091 and $12,273 related to the accretion of debt discount as compared to $5,455 for the same comparable periods in 2013. In addition, we recorded interest expense of $1,243 and $3,081 on the principal balance borrowed from the stockholder for the three months and nine months ended September 30, 2014 as compared to $384 and $768 for the same comparable periods in 2013.

On June 18, 2014, the Company borrowed $40,000 from a stockholder and recorded a debt discount of $33,233 applied to normalize interest to 5% which is amortized as interest expense over the term of the promissory note. The Company has recognized and recorded interest expense of $2,935 for amortization of debt discount related to promissory note for the three months and nine months ended September 30, 2014. In addition, the Company has recorded interest expense of $500 on the promissory note for the three months and nine months ended September 30, 2014.

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

As of September 30, 2014 we had $25,645 of cash and cash equivalents compared to $125,450 at December 31, 2013. We believe that our existing capital resources, together with interest thereon, will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

The accompanying financial statements for the nine months period ended September 30, 2014 and 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 15, 2014, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling our common stock to investors to raise working capital for operations and there is no assurance these plans will be realized.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was $346,982 which resulted primarily from the loss of $451,717, depreciation of $6,150, amortization of debt discount of $15,208, decrease in prepaid expenses of $83,333, decrease in accounts payable of $2,000, and increase in accrued liabilities of $2,044. Net cash used in operating activities for the nine months ended September 30, 2013 was $193,314, which resulted due to the net loss of $190,887 for the nine months ended September 30, 2013, amortization of debt discount of $5,455, increase in accounts receivable of $9,145 and increase in accrued liabilities of $1,263.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $40,908 due to purchase of property and equipment. Net cash used in investing activities for the nine month period ended September 30, 2013 was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $288,085 primarily due to the receipt of cash proceeds of $262,500 received from sale of common stock, cash proceeds of $40,000 received as a loan from a stockholder, cash proceeds received from the chief executive officer/director as a short term advance of $3,000, and cash payments of $17,415 against the loan received from a stockholder. Net cash provided by financing activities for the nine months ended September 30, 2013 was $356,984 primarily as a result of cash proceeds of $307,450 received from the sale of common stock, cash proceeds of $53,000 received on a loan provided by a stockholder, cash payments of $2,949 against note payable, and net cash payments of $517 towards a short term loan and a line of credit.

As a result of the above activities, we experienced a net decrease in cash of $99,805 for the nine months ended September 30, 2014, and an increase in cash of $163,670 for the nine months ended September 30, 2013. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

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

On May 23, 2013, the Company executed a promissory note (the “Note 2”) with a stockholder third party lender in the principal amount of $53,000. The terms of the Note 2 required us to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning  February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable.

The following table shows our contractual obligation to make the payments in accordance with the terms of the Notes.

Contractual obligations for the year ended December 31:

	Note 1	Note 2	Total
2014	$667	$26,530	$27,197
2015	26,989	11,370	38,359
2016	39,484	-	39,484
2017	13,161	-	13,161
Total	$80,301	$37,900	$118,201

Other Obligations

In October 2013, we entered into a settlement agreement with a creditor to pay $15,000 of which we paid $3,000 in November 2013 and agreed to pay twelve monthly installments of $1,000 each starting December 2013. As of September 30, 2014, we had made payments in the amount of $5,000 covering the eight months ended April 30, 2014, and the remaining liability on the settlement was $7,000. Subsequent to September 30, 2014, we plan to make a payment of $7,000 for the months covering May 2014 through November 2014. Demand for payment of the delinquent balance has not yet been received by the Company.

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

Development Stage Risk

The Company has earned minimal revenues from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

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

Newly adopted accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014, however, early adoption is permitted. The Company has adopted the provisions of ASU 2014-10 for this quarterly report on Form 10-Q for the period ended September 30, 2014.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is carefully evaluating our anticipated revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. The Company will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the transition method that will be elected.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The section entitled “Risk Factors” in the 2013 Annual Report filed with the Securities and Exchange Commission on April 15, 2014 is hereby incorporated by reference in this report as if set forth herein in its entirety.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014 we completed closing of private placements pursuant to which we sold a total of 50,000 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $25,000 in aggregate proceeds to the Company.

On October 29, 2014, the Company sold 50,000 shares of its common stock pursuant to a private placement to an accredited investor for $25,000. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them.

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

101*+
The following materials from the Company’s Annual Report on Form 10-K for the annualperiod ended December 31, 2013, formatted in XBRL (eXtensible Business ReportingLanguage): (i) Consolidated Balance Sheets as at December 31, 2013 and 2012;(ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012;(iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements.

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

(1)	Previously filed with the Company’s Form 10 filed with the SEC on November 12, 2008 and incorporated herein by reference.
(2)	Incorporated by reference to Exhibit 2.1.4 to the Annual Report on Form 10-K filed with the SEC on 30 January 2012.
(3)	Previously filed with the Company’s Form 8-K filed on December 31, 2013 and incorporated herein by reference.
(4)	Previously filed with the Company’s Form 8-K filed on April 7, 2010 and incorporated herein by reference.
(*)	Filed herewith.
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

Date: November 13, 2014	EMAV Holdings, Inc.

By:	/s/ Keith A. Rosenbaum
KEITH A. ROSENBAUM,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)