Form 10-K
period 2014-12-31
EMAV Holdings, Inc.
filed 2015-04-24
CIK 1076744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2014 to December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐ NO    ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES    ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES    ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES    ☒    NO   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer[    ]        Accelerated filer     [    ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)          Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐   NO    ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates, computed on the basis of the closing price of the registrant’s common stock on the OTCQB on June 30, 2014, was approximately $16,269,464 (16,269,464 shares at $1.00 per share).

As of April 21, 2015, there were 46,648,565 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “Holdings” and the “Company” refer to EMAV Holdings, Inc., a Delaware corporation, and its subsidiaries, Electric Motors and Vehicles Company, a Delaware corporation (“EMAV”), and Endurance Auto Group, Inc., a Delaware corporation (“Endurance”), unless otherwise stated.

EMAV HOLDINGS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management’s current expectations, assumptions, and beliefs concerning future developments and their potential effect on our business, and are subject to risks and uncertainties that could negatively affect our business, operating results, financial conditi on, and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would”, “if, “shall”, “might”, “will likely result, “projects”, “goal”, “objective”, or “continues”, or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled “Risk Factors” including, in particular, risks relating to:

•	the results of research and development activities;

•	uncertainties relating to product testing, financing and strategic agreements and relationships;

•	the early stage of products under development;

•	our need for substantial additional funds;

•	government regulation;

•	our ability to obtain and maintain a steady availability of the vehicle to be used for our lead products, and any related restrictions or limitations on said availability;

•	our ability to obtain funding for our planned acquisitions and operations;

•	our ability to retain or hire key engineering, sales, or management personnel;

•	patent and intellectual property matters;

•	dependence on third-party manufacturers, suppliers, and vendors; and

•	Competition.

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this prospectus to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

CERTAIN REFERENCE AND NAMES OF OTHERS USED HEREIN

This Annual Report contains additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1.                      BUSINESS

Recent Corporate Developments

Management Team
Effective November 14, 2014 Wil Cashen voluntarily resigned all positions with us, including Chief Technology Officer. In connection with Mr. Cashen’s resignation he also voluntarily agreed to forfeit a substantial portion (approximately 22.8% of our outstanding shares as of November 14, 2014) of the shares of our common stock previously allocated to him.

In response, in part, to Mr. Cashen’s voluntary resignation and the cost of maintaining employees, our management team decided to engage a number of consultants to perform certain strategic tasks and services. Some consultants will provide these services on as-needed basis, will others will provide services on an on-going, consistent basis which will likely result in the eventual hiring as a full-time employee. These consultants render a wide range of services including though not limited to accounting and financial; engineering; electric vehicle production; vehicle assembly; strategic relationships; insurance; liability assessment; investor relations and communications; capital raising; and, the auto dealership business.

New Corporate Strategy
As a result of a comprehensive business review by our management team, in December, 2014, we formulated and began to execute a new business strategy focused on providing our investors a single point of entry into two fast-growing automotive markets: (1) ownership of car dealerships; and, (2) sale of commercial and consumer electric vehicles. We are working with experts in the car dealership field to acquire profitable, volume-brand dealerships in select markets. We will, at the same time, continue our efforts to provide the electric vehicle EV market with a multipurpose (consumer and commercial) vehicle built on the most widely sold 4x4 vehicle platform in the world – the Jeep® Wrangler.

We propose to execute a roll-up of select car dealerships that meet our unique criteria. Our dealership acquisition model should provide investor-grade assets, positive cash-flow, and minimize risk. A core theme in our dealership roll up strategy is to acquire a Jeep dealership to leverage the sales of our EMAV all-electric Jeep Wrangler® platform for commercial, fleet, municipal, military and consumer sales.

Our near-term focus is to acquire a number of identified car dealerships. We will, on a limited basis, collaborate with strategic business partners who have the demonstrated relevant experience and resources necessary to acquire, operate, and integrate these targeted dealerships. Long-term we remain committed to the electric vehicle market, though are dealership acquisition strategy will now enable us to better time our entry into that market and make better use of financial resources.

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

PopBig had not conducted any business operations since 2001. In 2006, the Company briefly attempted to re-activate. The Company changed its name to Global Environmental, Inc. and increased its authorized common stock to 100,000,000 shares at $0.001 par value. However, this brief attempt was unsuccessful and was abandoned almost immediately.

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

On August 27, 2008, the Company changed its name to Ravenwood Bourne, Ltd. Effective September 30, 2008, the Company enacted a 1:75 reverse split of its outstanding common stock and changed the authorized capital stock to 300,000,000 shares $0.001 par value common stock and 10,000,000 shares of preferred stock $0.001 par value. Of the preferred stock 1,000,000 shares were designated as Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to ten (10) votes on all matters submitted to stock holders for vote, is convertible into ten (10) shares of common stock, and has a liquidation preference of $1.00 per share. The Company’s name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company’s current business plan as described herein.

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

On December 27, 2013, the Company and EV Pop Acquisition Company, a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of the Company, and EMAV, a privately held company incorporated in Delaware, executed an Agreement and Plan and Reorganization (“Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into EMAV, with EMAV being the surviving entity of the transaction, which is sometimes referred to herein as the “Merger”. Additionally, just prior to and in anticipation of the Merger, the Company changed its name on December 27, 2013 from PopBig, Inc. to EMAV Holdings, Inc. Following the closing of the Merger, EMAV became a wholly-owned subsidiary of the Company, with the former stockholders of EMAV owning 97.4% of the outstanding shares of common stock of the combined company. The Merger was accounted for as a reverse-merger and recapitalization. EMAV was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of EMAV and are recorded at the historical cost basis of EMAV, and the consolidated financial statements after completion of the Merger include the assets, liabilities and operations of the Company and EMAV (the “Combined Company”), from the closing date of the Merger. Additionally all historical equity accounts of EMAV, including par value per share, share, and per share numbers, have been adjusted to reflect the number of shares received in the Merger. As a result of the Merger, the Company changed its fiscal year-end from October 31 to December 31. This change was effected for business reasons to coincide with the fiscal year-end of EMAV. As a further result of the Merger we acquired the business of EMAV and will continue the business operations of EMAV as our primary business operations.

Business Plan

Electric Vehicles
Our wholly-owned subsidiary, Electric Motors and Vehicles Company, Inc. (“EMAV”), is a new car company which we propose to operate out of the Colorado Springs, Colorado area and the Detroit, Michigan area. It is anticipated that the sales, marketing, and administrative functions for our commercial electric vehicles will be operated out of the Colorado Springs area. All other functions, including though not limited to all assembly operations; sales and marketing for our consumer sales; and, all other general corporate administrative functions will be conducted in our Detroit area facility. We have identified suitable properties in each location though we have not yet leased or acquired or made any formal arrangements for such lease or acquisition of either facility.

Consumer Vehicles
EMAV will design, assemble, and sell premium rugged sport adventure vehicles (“SAVs”), with an emphasis on offering electric versions. EMAV intends to acquire a Jeep automotive dealership through which it will conduct certain aspects of its operations, and which will also afford EMAV access to Jeep vehicles which will serve as the platform/foundation for its vehicle sales. The automotive industry has invested heavily in electric vehicle technology and most manufacturers are now introducing electric vehicles as part of their product line to the consumer public. In addition, a number of new companies have emerged which exclusively manufacture and sell electric vehicles. EMAV intends to be unique in the marketplace in that its proposed signature vehicle (the “ES”), will be based upon an existing iconic vehicle; the 4-door Jeep Wrangler.

EMAV proposes to design, develop, manufacture, and sell premium rugged electric vehicles built from the base chassis of the 4-door Jeep Wrangler. We will be a low volume vehicle design, engineering, and manufacturing company focusing on premium rugged electric vehicles. Our initial product offering will focus on the consumer market.

The EMAV ES intends to leverage the iconic design of the 4-door Jeep Wrangler and combine that with aerodynamic body modifications and styling and significant interior comfort and technology upgrades to create its own brand identity. The EMAV ES will maintain the rugged, cool exterior appearance of a Jeep, while the interior will be upgraded with luxury features and technology such as continuous online information access from a 15-17 inch interactive touch screen monitor. The electric 4-wheel drive drive-train is intended to deliver a new premium high performance standard, and with zero emissions the ES will be in a class by itself. EMAV intends to create and dominate the Sport Adventure Vehicle market by delivering a luxurious, comfortable, cool driving experience which is environmentally conscious. At this time EMAV has yet to produce a vehicle for sale and has not yet completed an electric vehicle using the 4-door Jeep Wrangler as its platform.

This Annual Report contains additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

We plan to begin shipments of our signature vehicle, the EMAV ES, in Spring 2016. As of the filing of this Annual Report we have not yet produced any vehicles. We will be adapting the platform architecture of the 4-door Jeep Wrangler to develop our EMAV ES. This all electric vehicle is designed to create a new niche in the automotive industry: a luxury/premium all electric SUV, which we refer to as a premium Sport Adventure Vehicle.

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

Most of the pre-programming and design work for our EMAV ES has already been completed. Our successful efforts are summarized as follows:

●	Jeep Wrangler® platform review, spec and component design	Completed

●	System sizing	Completed

●	Engineering for all packaging	Completed

●	Battery sizing, quantity and packaging	Completed

●	Packaging studies for front end redesign and interior redesign	Completed

●	Vehicles tear-down studies including labor hours	Completed

●	Batter regeneration including controls strategy; to be re-verified on first demo unit	Underway

●	Engineering financials including line speed for both demo unit production run	Known

●	Sources for both demo and production components	Identified

●	Assembly and up-fitting facility in Michigan	Identified

●	20 unit build for sales, celebrity promotion, & marketing	Pending Financing

Commercial Vehicles
We also plan to enter the market for commercial applications and the military, homeland protection, civil, and law enforcement markets. By using a single platform, the 4-Door Jeep Wrangler, we will leverage economies of scale and operating efficiencies to simultaneously produce consumer and commercial vehicles from a single facility. Our signature commercial vehicles will consist of two vehicles:

EMAV Power Station: Designed to replace noisy and polluting towed generators, the vehicle will be the power plant. Non-polluting and silent, the Power Station is ideal for use in myriad industries and applications, such as construction, military, homeland defense, and disaster response.

Fleet, delivery, multi-purpose vehicle: The 4-door Jeep Wrangler has traditionally has been under used in this fast-growing market. Our vehicle will offer a variety of drive-trains, each specifically suited for its specific use and intended demands of the industry.

Acquisition of Car Dealerships
Our engagement of and association with industry experts should give us the ability to identify, acquire, operate, and integrate auto dealerships. Our roll-up strategy is designed to not compete with the larger acquirers recently entering into this same space. We propose to acquire mid-market, smaller, profitable dealerships often overlooked by the private equity groups and public companies which are now actively pursuing acquisitions in this space. We have identified and initiated discussions with a number of experienced professionals to manage and operate this segment of our business.

Our Advisory Boards

We plan to create, and name members to, an Advisory Board this year. To better understand the markets we are entering, and to make sure our products are of the highest quality and relevance to users, we will invite professional athletes, subject matter experts, industry specialists, media and technology experts, former military leaders, and former politicians to join our Advisory Board. These individuals will sit in on Company meetings, visit trade-shows and industry events, and provide their recommendations and advice to us. Individuals will be appointed to the Advisory Board for a period of one year, and can be asked to continue serving on the Advisory Board annually.

We will assemble a separate Advisory Board to help ensure we acquire the “right” car dealerships. This Advisory Board will review each potential car dealership acquisition and advise accordingly. Members of this Advisory Board will be comprised industry experts, finance experts, recognized roll-up experts from other industries, and current owners of car dealerships. Membership may also include other members of our management team.

Industry

We plan to operate in the automotive industry sector. Our presence in the electric vehicle side of our business will include electric vehicle design, development, engineering, and manufacturing with a focus on creating a new market segment: a premium vehicle which is an electric Sport Adventure Vehicle. The automotive industry sector is dominated by large original equipment manufacturers (also referred to as “OEM’s”) which require large annual volumes to keep their plants working efficiently (typically in excess of 10,000 units per month) and thus leave low volume requirements to specialist manufacturers (usually in the order of less than 1,000 per month). The economies of scale necessary for the large OEM’s to achieve break even preclude the production of these lower volumes. The large OEM’s also buy technological development from outside their core business (which is manufacturing and marketing), primarily from design and development companies. In particular those in the emerging technology area of electric vehicle drive trains provide significant input into the development of OEM products for large automobile companies. These companies are known as second or third tier suppliers. In addition, due to the much lower sale numbers large OEMs typically do not venture into these areas of specialized vehicles, and, as a result, there is a market for niche vehicle manufacturers producing anything from low volume specialty or niche consumer vehicles to military vehicles, commercial fleet vehicles, and emergency service products. These specialist companies have faced pressure to produce products with zero or low exhaust emissions in order to meet both customer and regulatory demands related to the environment.

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

Our presence in the dealership side of our business will focus on mid-market, smaller dealerships which are typically not targeted for acquisition by the private equity groups and public companies now pursuing acquisitions in this market. We propose to engage professional managers and operators with successful track records in the auto dealership business to run this segment of our business. Once we acquire multiple dealerships we propose to centralize many administrative functions in order to streamline store level operations and achieve costs savings. We may also outsource many of these functions to a management company yet to be identified. These functions might include though not be limited to accounts payable, accounts receivable, credit and collections, accounting and taxes, payroll and benefits, information technology, legal, human resources, personnel development, advertising, and marketing.

Electric Vehicle Products

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

EMAV plans on commencing deliveries of the EMAV ES in major U.S. metropolitan areas by Spring 2016. The 4- door Jeep Wrangler platform will be used for the EMAV ES, with significant upgrades in quality, comfort performance, and technology. The EMAV ES model will be the world’s first and only all-wheel drive zero emission electric vehicle. The re-design of the vehicle should improve aero-dynamics as well as differentiate the EMAV ES as a completely new, different vehicle. Our vehicles will offer an upgraded interior focusing on comfort; technologies to manage the energy use of the efficient powerful electric motor; and, electronic technology providing the driver with a multitude of real time information and constant internet connectivity from a redesigned dashboard and large touch screen control displays.

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

Competition in the Electric Vehicle Space

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

Competition in the Auto Dealership Space

The retail automotive business is highly competitive. Currently, there are approximately 17,800 dealers in the United States, many of which are independent stores managed by individuals, families, or small retail groups. We will compete primarily with other automotive retailers, both publicly- and privately-held. Recently a number of high profile companies (both public and private) have entered the auto dealership space through acquisition, or have indicated their intent to enter the business. This has caused greater interest in the space and an increase in valuation expectations for dealers considering a sale of their business.

We do not have the same financial resources enjoyed by many other competitors looking to acquire dealerships. In addition to competing with others seeking to acquire dealerships, upon acquiring our first dealership we will then also compete with other automotive retailers. Some of those other automotive retailers may be larger or have access to greater financial resources. We will not have any cost advantage in purchasing new vehicles from manufacturers. We propose to rely on advertising and merchandising, pricing, sales expertise, and the location of our stores to sell new vehicles.

Intellectual Property

Our policy is to pursue patents, pursue trademarks, maintain trade secrets, and use other means to protect our technology, inventions and improvements that are commercially important to the development of our business.

Our success in the electric vehicle business will depend, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patent applications, trade secrets, including know-how, employee, and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of 11 April 2014 we have the following provisional patents:

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

We also rely on confidentiality and nondisclosure agreements with our customers, consultants, advisors, licensees and potential partners to protect our technology, intellectual property and other proprietary property. Pursuant to the foregoing and for other reasons, we face the risk that our competitors may acquire information which we consider to be proprietary, that such parties may breach such agreements or that such agreements will be inadequate or unenforceable.

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

Regulation—Auto Dealerships

Auto dealerships operate in a highly regulated industry. A number of state and federal laws and regulations will affect our business once we acquire our first dealership. In every state in which we will operate, we will need to obtain various licenses to operate our businesses, including dealer, sales and finance and insurance licenses issued by state regulatory authorities. Numerous laws and regulations will govern our business, including those relating to our proposed sales, operations, financing, insurance, advertising, and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws and federal and state wage-hour, anti-discrimination and other employment practices laws.

Financing activities with customers will also be subject to numerous federal, state, and local laws and regulations. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities. These claims may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

The vehicles we will sell through dealerships we acquire will also be subject to rules and regulations of various federal and state regulatory agencies.

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

Employees

As of December 31, 2014 we had no employees. We utilize the services of consultants on a regular basis.

Legal Proceedings

Although we may, from time to time, be a party to certain lawsuits in the ordinary course of business, we are not currently involved in any lawsuits that would have a material adverse effect on our results of operations, financial condition, or cash flows.

Properties

We currently have no properties. We currently work out of shared office space with a related party in Irvine, California. We intend to acquire car dealerships, one of which will be a Jeep dealership. It is intended that assembly operations will be conducted at a separate facility yet to be identified. We believe that the facility we plan to acquire or lease will be suitable and adequate to meet our anticipated needs.

Company Information; Available Information

The Company was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc. After a series of names changes and a re-domicile to the State of Delaware (in 2007), in December 2013 the Company and EV Pop Acquisition Company, a wholly owned subsidiary of the Company, and EMAV, at that time a privately held company incorporated in Delaware, executed an Agreement and Plan and Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement EMAV was the surviving entity of the transaction, which is sometimes referred to herein as the “Merger”. Additionally, just prior to and in anticipation of the Merger, the Company changed its name on December 27, 2013 to EMAV Holdings, Inc. Following the closing of the Merger, EMAV became a wholly-owned subsidiary of the Company, with the former stockholders of EMAV owning 97.4% of the outstanding shares of common stock of the combined companies.

We are now a fully reporting issuer, subject to the Securities Exchange Act of 1934.  We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K and other statements and other information with the Securities and Exchange Commission (SEC). Such reports, amendments, statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, and information statements, and other information regarding issuers that file electronically.

Our reports, amendments thereto, and other information will also be made available, free of charge, on our website at www.emavholdings.com as soon as reasonably practicable. The information posted on our website is not incorporated by reference into this current report.

Our corporate offices are located at 1900 Main Street, Suite 300, Irvine, California 92614. Our telephone number is (949) 851-5996. Our website address is www.emavholdings.com. We make available free of charge on our website our periodic and current reports, proxy statements and other information as soon as reasonably practicable after such reports are filed with the SEC. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC.

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

We have incurred significant losses since inception, including a net loss of $3,735,480 and $365,201 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we have an accumulated deficit of $4,810,130. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our signature vehicle. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

We have a history of recurring losses. As of December 31, 2014, we have incurred a cumulative net loss of approximately $4,810,130.

As of December 31, 2014, we had $63,914 in cash and cash equivalents, $176,299 in total assets and $107,828  in total liabilities.  During the year ended December 31, 2014, net cash used in operating activities was $436,727.

Our capital requirements will depend on many factors, including, among others:

•	the availability of and the price to acquire car dealerships;

•	the cost and timing to go into production of our signature consumer vehicle, the ES;

•	the cost and timing to go into production of our signature commercial product, the Power Station;

•	the amount we will have to pay for marketing of our vehicles;

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

Risks Related to the Auto Retailer Business and Industry

Our entry into the auto retailer business will be through acquisitions, and we may not be able to acquire and successfully integrate any auto dealerships.

Limitations on our capital resources
The acquisition of auto retailer stores will require substantial capital investment. We may not be able to obtain financing which would restrict our ability to complete acquisitions. Since we propose to borrow some of the funds required to acquire the stores we will likely be required to pledge all of the assets of stores we acquire to secure the indebtedness for the acquisitions. These pledges may limit our ability to borrow from other sources in order to fund future acquisitions.

Manufacturers
We will be required to obtain consent from the applicable manufacturer prior to the acquisition of a franchised store. In determining whether to approve an acquisition, a manufacturer considers many factors, including our financial condition, ownership structure, the number of stores currently owned and our performance with those stores. Obtaining manufacturer approval of acquisitions also takes a significant amount of time, typically 60 to 90 days. There is no assurance that manufacturers will approve acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.

Once we acquire stores, manufacturers will also consider our performance at the other stores. Industry performance standards are measured by the Minimum Sales Responsibility scores, Customer Satisfaction Index scores, and Sales Satisfaction Index scores. At any point in time, certain stores may have scores below the manufacturers’ sales zone averages or have achieved sales below the targets manufacturers have set. Our failure to maintain satisfactory scores and to achieve market share performance goals could restrict our ability to complete future store acquisitions.

Acquisition risks
We will face risks commonly encountered with growth through acquisitions. These risks include, though are not limited to, the following:

•	failure to identify and acquire targets;

•	incorrectly valuing stores to be acquired;

•	failure to integrate the operations and personnel of acquired stores;

•	failure to achieve forecasted sales levels;

•	incurring significantly higher capital expenditures and operating expenses;

•	incurring additional facility renovation costs or other expenses required by the manufacturer;

•	entering new, unfamiliar markets;

•	strain on our existing systems, procedures, structures and personnel;

•	encountering undiscovered liabilities and operational difficulties at acquired dealerships;

•	diverting the resources of our management;

•	disrupting our ongoing business;

•	encountering latent or undiscovered liabilities and operational difficulties at acquired stores; and

•	failing to obtain a manufacturer’s consent to the acquisition of one or more of its stores.

Consummation and competition
We may not be able to complete future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, we anticipate increased competition in the future for acquisition candidates which could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing, and nature of future acquisitions will depend upon various factors, including though not limited to the following:

•	availability of suitable acquisition candidates;

•	competition with other dealer groups for suitable acquisitions;

•	negotiation of acceptable terms with the seller and with the manufacturer;

•	our financial capabilities and ability to obtain financing on acceptable terms; and

•	the availability of skilled employees to manage the acquired businesses.

Operating and financial condition
We will undertake and conduct a significant amount of due diligence and investigation in considering each acquisition opportunity. Even so there remains an unavoidable level of risk remains regarding the actual operating condition of acquired stores and we may not have an accurate understanding of each acquired store’s financial condition and performance. Similarly, most of the dealerships we propose to acquire will not have financial statements audited or prepared in accordance with U.S. generally accepted accounting principles. We may not have an accurate understanding of the historical financial condition and performance of the businesses to be acquired. Until we assume control of the business, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired businesses and their earnings potential. These risks may not be adequately mitigated by the indemnification obligations we propose to negotiate with sellers.

Limitations on our capital resources
We will be required to make a substantial capital investment when we acquire dealerships. Initially we propose to finance these acquisitions with cash flows from our operations, borrowings, and the issuance of shares of our common stock. We may not be able to service the debt obligations incurred with the proposed acquisitions.

Increasing competition among automotive retailers could reduce our profit margins on vehicle sales and related businesses. Further, the use of the Internet in the car purchasing process could materially adversely affect us.

Automobile retailing is a highly competitive business. Our competitors include publicly and privately-owned dealerships, of which certain competitors are larger and have greater financial and marketing resources than we have. Many of our competitors sell the same or similar makes of new and used vehicles that we propose to offer at competitive prices. We will not have any cost advantage in purchasing new vehicles from manufacturers due to the volume of purchases or otherwise.

The Internet has become a significant part of the sales process in the automotive retail industry. Customers are using the Internet to compare pricing for vehicles and related finance and insurance services, which may further reduce margins for new and used vehicles and profits for related finance and insurance services. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other franchise groups have aligned themselves with services offered on the Internet or are investing heavily in the development of their own Internet capabilities, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Our success will depend in large part upon the overall demand for the particular lines of vehicles that each of our stores will sell and the ability of the manufacturers to continue to deliver high quality, defect-free vehicles.

Demand for the manufacturers’ vehicles of the stores we acquire, as well as the financial condition, management, marketing, production and distribution capabilities of these manufacturers, can significantly affect our business. Events that adversely affect a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles and leading to lower sales in our stores during those periods than would otherwise occur. We will depend on our manufacturers to deliver high-quality, defect-free vehicles. If manufacturers experience quality issues, our financial performance may be adversely impacted. In addition, the discontinuance of a particular brand could negatively impact our revenues and profitability.

Vehicle manufacturers would be adversely affected by economic downturns or recessions, adverse fluctuations in currency exchange rates, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, port closures, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products, product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and limit its ability to profitably design, market, produce or distribute new vehicles, which, in turn, could materially adversely affect our business, results of operations, financial condition and cash flows.

Additionally, federal and certain state laws mandate minimum levels of vehicle fuel economy and establish emission standards. These levels and standards could be increased in the future, including the required use of renewable energy sources. Such laws often increase the costs of new vehicles, which would be expected to reduce demand. Further, changes in these laws could result in fewer vehicles available for sale by manufacturers unwilling or unable to comply with the higher standards.

Compliance with the variety of federal, state and local regulations cannot be assured. Claims may arise out of actual or alleged violations of these various laws and regulations which may be asserted against us through class actions or by governmental entities in civil or criminal investigations and proceedings.

We may be involved in legal proceedings arising from the conduct of our business, including litigation with customers, employee-related lawsuits, class actions, purported class actions and actions brought by governmental authorities. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief, criminal and civil fines, and penalties and damage our reputation and sales.

Government regulations and compliance costs may adversely affect our business, and the failure to comply could have a material adverse effect on our results of operations.

Our stores will be subject to a wide range of federal, state and local laws and regulations, including local licensing requirements. These laws will regulate the conduct of our business at the stores, including though not limited to the following:

•	motor vehicle and retail installment sales practices;

•	leasing;

•	sales of finance, insurance and vehicle protection products;

•	consumer credit;

•	deceptive trade practices;

•	consumer protection;

•	consumer privacy;

•	advertising;

•	health and safety; and

•	employment practices.

In every state in which we acquire a store we will be required to obtain certain licenses issued by state authorities, including dealer, sales, finance and insurance-related licenses. State laws will also regulate our advertising, operating, financing, employment, and sales practices. Other laws and regulations include state franchise laws and regulations and laws and regulations applicable to new and used automobile dealers. In some states, some of our practices will need to be approved by regulatory agencies which have broad discretion. The enactment of new laws and regulations that materially impair or restrict our sales, finance and insurance or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects.

If we or any of our employees at any individual dealership violate or are alleged to violate laws and regulations applicable to them or protecting consumers generally, we could be subject to individual claims or consumer class actions, administrative, civil or criminal investigations or actions and adverse publicity. Such actions could expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

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

As of December 31, 2014, our officers, directors, and principal stockholders (greater than 5% stockholders) collectively own approximately 39.6% of our fully-diluted common stock. As a result of such ownership, these stockholders may be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock. Moreover, the interests of this concentration of ownership may not always coincide with the combined company’s interests or the interests of other stockholders, and accordingly, they could cause the combined company to enter into transactions or agreements that it would not otherwise consider.

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

ITEM 1B.                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

We currently have no properties. We currently work out of shared office space with a related party in Irvine, California. We intend to acquire auto dealerships and certain operations of the Company may be operated out of those dealerships. We also plan to establish an office in the Colorado Springs area to support our commercial sales. We expect to establish an assembly and up-fit facility in the Detroit, Michigan area out of which we intend to house our consumer sales operations and our general corporate administrative functions. The Company plans on acquiring and/or leasing any additional facilities it will need to execute on its business plan, which we believe will be suitable and adequate to meet our anticipated needs.

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

On April 21, 2015, the closing price of our common stock reported on the OTCQB was $0.75 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

Year Ended December 31, 2014	High	Low

First Quarter ended March 31, 2014	$1.00	$0.50
Second Quarter ended June 30, 2014	$1.00	$1.00
Third Quarter ended September 30, 2014	$1.00	$1.00
Fourth Quarter ended December 31, 2014	$1.01	$0.51

Year Ended December 31, 2013	High	Low

First Quarter ended March 31, 2013	$0.50	$0.39
Second Quarter ended June 30, 2013	$0.39	$0.32
Third Quarter ended September 30, 2013	$0.32	$0.32
Fourth Quarter ended December 31, 2013	$0.32	$0.32

Holders

As of April 21, 2015, we had approximately 275 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

Dividend Policy

We have never paid dividends and have no current plans to do so. We currently anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, and other factors that the Board, in its discretion, may deem relevant. There are no restrictions, other than applicable law, on the ability of the Board to declare and pay dividends.

Recent Sales of Unregistered Securities

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

On November 28, 2014, the Company sold 10,000 shares of its common stock pursuant to a private placement to an accredited investor for $5,000. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $5,000 in aggregate proceeds to the Company.

On November 14, 2014, pursuant to a separation agreement with an executive, the executive who was previously allotted 13,000,000 shares of the Company’s common stock, returned 12,000,000 common shares and the Company had the sole discretion to determine the disposition of the shares. The Company has allocated these 12,000,000 shares of common stock as follows: (i) 6,125,000 shares of its common stock to third parties for consulting and business advisory services and the Company has recorded an expense of $3,062,500 upon their issuance (ii) cancelled 5,000,000 shares of common stock valued at $5,000 based upon the par value of the shares at the dated of issuance, and returned to the status of authorized and unissued shares as of December 31, 2014 and (iii) the remaining 875,000 shares of common stock to remain issued and not outstanding and held as treasury shares as of December 31, 2014.

In December 2014 we completed closings of a private placement pursuant to which we sold a total of 184,000 shares of our common stock to accredited investors for a total of $92,000. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $92,000 in aggregate proceeds to the Company.

In December 2014 we issued a total of 550,000 shares of our common stock to accredited investors in exchange for services rendered to the Company. These shares of common stock were offered and issued without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were issued at a per share price of $0.50 per share, though the issuance did not result in any proceeds to the Company.

50,000 of the 550,000 shares issued in December 2014 were issued to National Securities Corporation and its designees pursuant to an Investment Banking Agreement dated December 01, 2014. The Investment Banking Agreement further provides, among other things, that the Company will issue to National Securities warrants to acquire our common stock in an amount equal to 10% of the securities acquired in certain financings and that the investors have the right to acquire under certain financings. The warrants will have a term of 5-years from issuance, exercisable at the same price at which the investor can acquire the common stock.

We also had sales of unregistered securities subsequent to the year ended December 31, 2014, summarized as follows:

On January 27, 2015, the Company sold 20,000 shares of its common stock pursuant to a private placement to an accredited investor for $10,000. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $10,000 in aggregate proceeds to the Company.

In February 2015 we completed closings of a private placement pursuant to which we sold a total of 50,000 shares of our common stock to accredited investors for a total of $25,000. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $25,000 in aggregate proceeds to the Company.

In March 2015 we completed closings of a private placement pursuant to which we sold a total of 32,000 shares of our common stock to accredited investors for a total of $16,000. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $16,000 in aggregate proceeds to the Company.

Repurchase of Equity Securities

None. However, in connection with the resignation of Wil Cashen from all positions with our Company, twelve million shares of our common stock previously allocated to Mr. Cashen were returned to the Company, of which 6,125,000 shares were reissued to other parties as discussed above, 5,000,000 shares were cancelled and returned to the status of authorized and unissued shares and the remainder of 875,000 shares are held by the Company in treasury. The effective date was November 14, 2014.

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

On December 27, 2013, we acquired all of the issued and outstanding common shares of EMAV in exchange for issuing 38,840,525 shares of our common stock. In addition, we assumed the obligations of EMAV to issue common shares pursuant to all outstanding warrants. Following the closing of the merger, EMAV became our wholly-owned subsidiary and the combined entity solely engaged in EMAV’s business. EMAV is the acquirer for financial reporting purposes and EMAV Holdings, Inc. is the acquired company. The merger was accounted for as a reverse-merger and recapitalization. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of EMAV and are recorded at the historical cost basis, and the consolidated financial statements after completion of the merger will include the assets and liabilities of the Company and EMAV, and the historical operations of EMAV and operations of the combined company from the closing date of the merger. Subsequent to the merger, our operations are consolidated with the operations of EMAV.

In late 2014, we initiated a plan to acquire auto dealerships in addition to our electric vehicle business. We propose to engage industry experts to enable us to identify, acquire, operate, and integrate auto dealerships. Our roll-up strategy is designed to not compete with the larger acquirers recently entering into this same space. We propose to acquire mid-market, smaller, profitable dealerships often overlooked by the private equity groups and public companies which are now actively pursuing acquisitions in this space. We have identified and initiated discussions with a number of experienced professionals to manage and operate this segment of our business.

EMAV has generated limited revenues from product sales, and no revenue from product sales during the years ended December 31, 2014, 2013 and 2012. To date, we have funded our operations through the private sale of equity securities. We do not expect to generate revenue from product sales for at least the next nine months.

We have an accumulated deficit of $4,810,130 as of December 31, 2014. Our net loss for the year ended December 31, 2014 was $3,735,480 as compared to $365,201 for the same comparable period in 2013. Substantially all of our operating losses resulted from expenses incurred in connection with development of our vehicles and general and administrative costs associated with our operations.

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

To fund our future operations and acquisitions of car dealerships we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all.

Financial Operations Overview

Revenue

We have not earned revenues from product sales for the year ended December 31, 2014 and  2013, respectively. We do not expect to earn revenues from product sales for at least the next nine months. We may never generate revenues from product sales as we may never succeed in selling our initial vehicle or commercializing any other products or vehicles.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $3,708,550 compared to $353,412 for the same comparable period in 2013. Operating expenses increased by $3,355,138 in 2014 primarily due to the increase in general and administrative expense and depreciation expense as discussed below.

General and administrative expense (G&A) was $3,700,072 and $353,204 for the year ended December 31, 2014 and 2013, respectively. G&A expense increased in 2014 over 2013  primarily due to the increase in (a) consulting expenses related to development plans of our business and initial design of our vehicle by $3,187,500, (b) increase in investor relations and marketing research expenses by $126,250, (c) professional fees for auditing, tax and legal services of $23,399, and (d) expenses related to finance, business development and support functions of $16,718. We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, and other costs.

Depreciation expense for the years ended December 31, 2014 and 2013 was $8,478 and $208, respectively. During the year ended December 31, 2014, we acquired property and equipment of $40,908 and recorded a depreciation expense of $8,478.

Other Income and Expenses

We did not record any other income for the years ended December 31, 2014 and 2013, respectively.

Other expenses consisted of interest expense of $26,930 and $11,789 for the years ended December 31, 2014 and 2013, respectively. Interest expense was accrued and recorded on $53,000 stockholder loan obtained by us on May 23, 2013 for our working capital needs. In conjunction with the execution of stockholder loan, we  issued 100,000 shares of our common stock to the lender as additional consideration and recorded a debt discount of $30,000 which is being accreted to interest expense over the term of the loan. For the year ended December 31, 2014, we recorded an interest expense of $16,363 related to the accretion of debt discount. In addition, we recorded interest expense of $3,698 on the principal balance borrowed from the stockholder for the year ended December 31, 2014.

On June 18, 2014, we borrowed $40,000 from a shareholder and recorded a debt discount of $33,233 applied to normalize interest to 5% which is amortized as interest expense over the term of the promissory note. The Company has recognized and recorded interest expense of $5,865 for amortization of debt discount related to promissory note for the year ended December 31, 2014. In addition, we recorded interest expense of $1,000 on the promissory note for the year ended December 31, 2014.

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

In April 2010, the Company entered into a verbal agreement with Wilhem Cashen, its then Chief Technology Officer, for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. On November 14, 2014, Mr. Cashen resigned from his position and entered into a separation agreement which provided for, among other covenants and conditions, a mutual release of all claims between the Company and him. Mr. Cashen was previously allotted 13,000,000 shares of the Company’s common stock. Pursuant to the separation agreement, Mr. Cashen will retain 1,000,000 shares of common stock, and the Company will have the sole discretion to determine the disposition of the remaining 12,000,000 shares of common stock. The Company has allocated these 12,000,000 shares of common stock as follows: (i) 6,125,000 shares of common stock have been reallocated to other persons and the Company has recorded an expense of $3,062,500 upon their issuance; (ii) 5,000,000 shares of common stock were cancelled and returned to the status of authorized and unissued shares as of December 31, 2014; (iii) the remaining 875,000 shares of common stock to remain issued but held by the Company in treasury as of December 31, 2014. The Company made cash payments to Mr. Cashen and recorded an expense of $54,100 and $65,334 as consulting fees for the years ended December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, we had $63,914 of cash and cash equivalents compared to $125,450 at December 31, 2013. We believe that our existing capital resources, together with interest thereon, will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

The accompanying financial statements for the years ended December 31, 2014 and 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 22, 2015, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling our common stock to investors to raise working capital for operations and there is no assurance these plans will be realized.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2014 was $436,727 which resulted primarily from the loss of $3,735,480, depreciation of $8,478, issuance of common stock to vendors for services of $3,187,500, amortization of prepaid consulting services for stock issuances of $82,334, amortization of debt discount of $22,228, increase in accounts payable of $5,353, and increase in accrued liabilities of $2,860.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $40,908 due to purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $416,099 primarily due to cash proceeds of $384,500 received from sale of common stock, cash proceeds of $40,000 received from a stockholder on execution of a promissory note, cash receipts of  $12,500 against a short term loan, and cash payment of $20,901 against the note payable.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $61,536 for the year ended December 31, 2014. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

Contractual Commitments and Contingencies

Contractual Obligations

Stockholder Note Payable (Note 1)

On May 23, 2013, we executed a promissory note (the “Note 1”) with a stockholder third party lender in the principal amount of $53,000. The terms of the Note 1required us to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning  February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable. We have made the principal payments on the Note 1 of $23,850 as of December 31, 2014 and the remaining balance of $29,150 on the Note 1 is due on December 31, 2015.

Stockholder Note Payable (Note 2)

On June 18, 2014, we executed a promissory note (the “Note 2”) with a stockholder lender in the principal amount of $40,000. The terms of the Note 2 required us to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of Note 2, we have recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the Note 2. We have not paid any principal payments towards the Note 2 in 2014 and have recorded an interest expense of $5,865 for amortization of debt discount related to Note 2 for the year ended December 31, 2014. The unamortized portion of debt discount was $27,368 at December 31, 2014. In addition, we have recorded an interest expense of $1,000 on Note 2 for the year ended December 31, 2014.

The following table shows our contractual obligation to make the payments in accordance with the terms of the Stockholder Notes Payable:
.
	Note 1	Note 2	Total
For the year ended December 31, 2015	$27,656	$34,111	$61,767
For the year ended December 31, 2016	39,484	-	39,484
For the year ended December 31, 2017	13,161	-	13,161
	$80,301	$34,111	$114,412

Other Obligations

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

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC’s ownership of 80,000 shares of the Company’s stock. The Company had recorded a liability and an expense of $15,000 as a result of this litigation in its consolidated financial statements as of December 31, 2010. As of December 31, 2014, the remaining liability on the settlement of $7,000 is included in accounts payable in accompanying consolidated financial statements. The Company plans on paying DLC for the months of May 2014 through November 2014, which DLC has yet to demand.

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

While our significant accounting policies are described in more detail in Note 2 of our annual consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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
Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non Cash Equity Transactions

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received whichever is more readily determinable.

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

Newly adopted accounting pronouncements

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to adopt the ASU early for the Company’s financial statements as of September 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

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

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting or financial disclosure matters during 2014 and 2013, respectively.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on their evaluation, management concluded as of December 31, 2014 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

•
We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. As a result, errors were identified in the underlying data used to support accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

•
We did not have an adequate process or appropriate controls in place to support the accurate and timely reporting of our financial results and disclosures in our Form 10-K. As a result, errors were identified primarily related to stock issuances and their accounting treatment. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

With the oversight of senior management, the Company has begun taking steps and plans to take additional measures to remediate the underlying causes of the material weaknesses.  With respect to validation of the completeness and accuracy of underlying data used in the determination of stock issuance and accounting transactions, management intends to:

•	Timely issue all stock certificates contemporaneous with the closing of transactions resulting in a stock issuance.

•	Have the Company’s independent transfer agent issue all stock certificates to stockholders listed on the Company’s stock ledger.

•	As soon as the Company can afford it, hire an employee who will be dedicated to overseeing all stock issuance and related matters.

With respect to timely and accurate filing of our financial results, management intends to:

•	As soon as the Company can afford to do so, engage consultants to identify efficiencies and enhance reporting capabilities as well as opportunities to reduce the incidence of errors.

•	Implement more robust accounting policies and work with consultants to streamline activities and implement best practices.

•	As soon as we can afford to do, hire a Chief Financial Officer so the same person is not serving as both Chief Executive Officer and Chief Financial Officer.

Additionally, as soon as we can afford to do so we plan on creating a new position to oversee accounting systems, designing internal controls and ensuring compliance, implementing accounting policies and procedures, and implementing process improvements.

While senior management is closely monitoring the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary. There is also no assurance that we will be able to afford to implementation of these improvements during the current fiscal year.

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

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

Keith A. Rosenbaum	56	2013	Chairman; Chief Executive Officer

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

Name	Age	Position(s) Held	Position(s) Held Since

Michael T. Conway	53	Chief Operating Officer	2013

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal 2014, and written representations from certain reporting persons that no Forms 5 were required, we believe that all required reports were timely filed during fiscal 2014.

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

ITEM 11.                       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended December 31, 2014 and December 31, 2013 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the year ended December 31, 2014; and, (ii) our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers during the year ended December 31, 2014.

				Stock/Option	All Other		Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation		Compensation

Keith Rosenbaum	2014	$-	$-	$-	$42,500	(1)	$42,500
Chief Executive Officer	2013	$-	$-	$-	$77,011		$77,011

Wilhelm Cashen	2014	$-	$-	$-	$54,100		54,100
Chief Technology Officer	2013	$-	$-	$-	$65,334		65,334

(1)	Compensation paid to an entity controlled by Keith Rosenbaum for providing business advisory and legal services.

Executive Employment Agreements and Change-in-Control Arrangements

We have not entered into employment agreements or change-in-control arrangements with any of our executive officers. Each of our executive officers is an at-will employee and their employment relationship with us may be terminated at any time.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2014, we did not have any outstanding stock options or stock awards in favor of any executive officer. At this time we have no plans to adopt any equity award program though that could change in the future.

Director Compensation

None of our directors have been compensated for their service as a director. We did not award any equity compensation to our directors during 2014.

Related Person Transactions

In April 2010, we entered into a verbal agreement with our Chief technology Officer Wilhelm Cashen, for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. On November 14, 2014, Wilhelm Cashen resigned from his position and entered into a separation agreement which provided for, among other covenants and conditions, a mutual release of all claims between the Company and Wilhelm Cashen. Mr. Cashen was previously alloted 13,000,000 shares of the Company’s common stock. Pursuant to the separation agreement, Mr. Cashen agreed to retain 1,000,000 shares of our common stock, and the Company will have the sole discretion to determine the disposition of the remaining 12,000,000 shares of common stock. The Company has allocated these 12,000,000 shares of common stock as follows: (i) 6,125,000 shares of common stock have been reallocated to other persons with no new or additional consideration received by the Company and these shares will continue to be treated as issued and outstanding, (ii) 5,000,000 shares of common stock were cancelled and returned to the status of authorized and unissued shares as of December 31, 2014, (iii) the remaining 875,000 shares of common stock to remain issued but held by the Company in treasury as of December 31, 2014. The Company made cash payments to Wilhelm Cashen and recorded an expense of $54,100 and $65,334 as consulting fees for the years ended December 31, 2014 and 2013, respectively.

The Company engaged an entity owned by the Chief Executive Officer/director of the Company to provide business advisory, consulting and legal services. The Company has recorded an expense of $42,500 and $77,011 as consulting services for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, amounts due to the Chief Executive Officer for advances made to the Company for working capital were $12,500. Amounts due to the Chief executive Officer are unsecured, non-interest bearing and due on demand without specific repayment terms.

Indemnification Agreements

We intend to enter into indemnification agreements with each of our directors and officers, as described in the section titled “Indemnification of Directors and Officers”.

ITEM 12.                       SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the beneficial ownership of our common stock as of April 21, 2015, which is also referred to herein as the “Evaluation Date”, by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 48,523,565 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Total Voting Power

Directors and Named Executive Officers:
Keith A. Rosenbaum	18,141,434	37.4%
Michael T. Conway	3,833,333	7.9%

All executive officers and directors as a group ( persons)	21,974,767	45.3%

5% Stockholders
Lawrence D. Miller	3,586,334	7.4%

(1)  Address for all individuals is 1900 Main Street, #300, Irvine, CA 92614

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since the beginning of the year ended December 31, 2014, or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant; (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended December 31, 2014 and 2013, which is $1,277; and, (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by Hartley Moore Accountancy Corporation in the years ended December 31, 2014 and 2013. All fees described below were approved by the Board:

	For the years ended December 31,
	2014	2013
Audit Fees (1)	$32,000	$10,000

Audit Related Fees	-	-

Tax Fees	-	-

Total Fees:	$32,000	$10,000

(1)	Audit Fees include fees for services rendered for the audit and/or review of our financial statements, including our Annual Report on Form 10-K and our periodic reports.

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

101*+
The following materials from the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements.

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

(1)	Previously filed with the Company's Form 10 filed with the SEC on November 12, 2008 and incorporated herein by reference.

(2)	Incorporated by reference to Exhibit 2.1.4 to the Annual Report on Form 10-K filed with the SEC on 30 January 2013.

(3)	Previously filed with the Company’s Form 8-K filed on December 31, 2013 and incorporated herein by reference.

(4)	Previously filed with the Company’s Form 8-K filed on April 7, 2010 and incorporated herein by reference.

(*)	Filed herewith.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2015	EMAV HOLDINGS, INC.

By: /s/ Keith A. Rosenbaum
Name: KEITH A. ROSENBAUM

Title: Chief Executive Officer, Chief Financial Officer and sole director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Keith A. Rosenbaum	Chairman, Director	22 April 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EMAV Holdings, Inc:

We have audited the consolidated  balance sheets of EMAV Holdings, Inc.and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMAV Holdings, Inc.and subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. The entity has no revenues, has suffered recurring losses from operations and has limited cash. The Company may not have adequate readily available resources to fund operations through 2015.  This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Hartley Moore Accountancy Corporation
Irvine, California

April 22, 2015

EMAV HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$63,914	$125,450
Prepaid expenses	77,666	-
Total Current Assets	141,580	125,450

Property and equipment, net	34,719	2,289

Total Assets	$176,299	$127,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$19,353	$14,000
Accrued liabilities	5,052	2,192
Deposit for future issuance of common stock	-	30,000
Payable to related party	12,500	-
Notes payable, current portion, net of debt discount of $15,820 and $16,364 at December 31, 2014 and December 31, 2013, respectively	38,686	25,419
Total Current Liabilities	75,591	71,611

Note payable, net of current portion, net of debt discount of $15,639 and $4,091 at December 31, 2014 and December 31, 2013, respectively	32,237	4,177

Total Liabilities	107,828	75,788

Commitments and contingencies (Note 6)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 47,421,565 shares and 51,002,565 shares issued and 46,546,565 shares and 51,002,565 shares outstanding at December 31, 2014 and December 31, 2013, respectively	47,422	51,003
Treasuary stock, 875,000 shares, $0.001 par value, issued not outstanding	(875)	-
Additional paid in capital	4,832,054	1,075,598
Accumulated deficit	(4,810,130)	(1,074,650)
Total Stockholders' Equity	68,471	51,951

Total Liabilities and Stockholders' Equity	$176,299	$127,739

The accompanying notes are an integral part of these consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013

Revenues	$-	$-

Cost of goods sold	-	-

Gross Profit (Loss)	-	-

Operating Expenses
Depreciation	8,478	208
General and administrative	3,700,072	353,204
Total Operating Expenses	3,708,550	353,412

Operating Loss from Operations	(3,708,550)	(353,412)

Other Income (Expenses)
Interest expense	(26,930)	(11,789)
Total Other Income (Expenses)	(26,930)	(11,789)

Loss from Continuing Operations before Income Taxes	(3,735,480)	(365,201)

Provision for income tax	-	-

Net loss	$(3,735,480)	$(365,201)

Basic and diluted net loss per share	$(0.07)	$(0.01)

Weighted average number of shares outstanding	50,787,179	38,131,366

The accompanying notes are an integral part of these consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Shareholders' Equity (Deficit)
For the years ended December 31, 2014 and 2013

	Common Shares		Treasury Stock		Additional	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Deficit	Total
Balance - December 31, 2012	37,502,388	37,502	-	-	656,430	(709,449)	(15,517)

Common shares sold at $0.50 per share	313,303	314	-	-	156,338	-	156,652
Common shares sold at $0.30 per share	1,024,834	1,025	-	-	306,425	-	307,450
Recapitalization	12,162,040	12,162	-	-	(43,595)	-	(31,433)
Net loss	-	-	-	-	-	(365,201)	(365,201)
Balance - December 31, 2013	51,002,565	51,003	-	-	1,075,598	(1,074,650)	51,951

Return of common shares to treasury as part of settlement with shareholder	-	-	(12,000,000)	(12,000)	12,000	-	-
Retirement of shares from treasury	(5,000,000)	(5,000)	5,000,000	5,000	-	-	-
Common shares sold at $0.50 per share	769,000	769	-	-	383,731	-	384,500
Common shares issued in conjunction with note payable	100,000	100	-	-	29,900	-	30,000
Common stock issued to fundraising advisors for capital raise	50,000	50	-	-	24,950	-	25,000
Common shares issued to consultants for services	500,000	500	-	-	249,500	-	250,000
Common shares issued to vendors for services, issued from treasury	-	-	6,125,000	6,125	3,056,375	-	3,062,500
Net loss	-	-	-	-	-	(3735,480)	(3,735,480)
Balance - December 31, 2014	47,421,565	$47,422	(875,000)	$(875)	$4,832,054	$(4,810,130)	$68,471

The accompanying notes are an integral part of these consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(3,735,480)	$(365,201)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	8,478	208
Issuance of common stock to vendors for services	3,187,500	-
Amortization of prepaid consulting services for stock issuances	82,334	-
Amortization of debt discount	22,228	9,545
Changes in operating assets and liabilities:
Advances receivable	-	(29,433)
Prepaid expense	(10,000)	-
Accounts payable	5,353	(3,000)
Accrued liabilities	2,860	2,192
Net cash used in operating activities	(436,727)	(385,689)

Cash Flows from Investing Activities:
Purchase of property and equipment	(40,908)	(2,497)
Net cash used in investing activities	(40,908)	(2,497)

Cash Flows from Financing Activities:
Cash proceeds from sale of stock	384,500	464,102
Cash payments of line of credit	-	(17)
Cash proceeds from loan from related party	12,500	(500)
Cash proceeds from note payable	40,000	53,000
Cash payments against note payable	(20,901)	(2,949)
Net cash provided by financing activities	416,099	513,636

Net increase (decrease) in cash and cash equivalents	(61,536)	125,450

Cash and cash equivalents, beginning of the period	125,450	-

Cash and cash equivalents, end of the period	$63,914	$125,450

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,536	$51

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of business through issuance of common stock and forgiveness of advances receivable	$-	$31,343
Accrued stock payable for shares to be issued in connection with note payable, recorded as debt discount	-	30,000
Issuance of common stock in satisfaction of liability for issuance of common stock	$30,000	$-
Cancellation of 5,000,000 common shares per settlement	$5,000	$-
Gross up of debt principal, offset by debt discount to normalize interest on note payable	$33,233	$-
Issuance of common stock for prepaid consulting services and fundraising advisor	$150,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “EMAV” shall mean EMAV Holdings, Inc., a Delaware corporation, and its consolidated subsidiary Electric Motors and Vehicles Company.

EMAV Holdings, Inc. was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc. The Company became a public company in July 1998 and on November 12, 1998 changed its name to American Surface Technologies International, Inc. In September 2001, the State of Florida administratively dissolved the Company for not maintaining proper filings with the state and not paying franchise tax fees. In 2006, the Company changed its name to Global Environmental, Inc. In December 2007, the Company re-domiciled to Delaware and on August 27, 2008, changed its name to Ravenwood Bourne, Ltd. Effective September 30, 2011 the Company changed its name to PopBig, Inc.

On December 26, 2013, the Company changed its name to EMAV Holdings, Inc. and entered into a merger agreement to acquire Electric Motors and Vehicles Company, a Delaware corporation (“EMAVC”). The merger completed on December 27, 2013 and was accounted for as a reverse merger and recapitalization in which EMAVC is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations are reflected as the historical financial statements prior to the merger will be those of EMAVC and are recorded at the historical cost basis of EMAVC, and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of EMAV and EMAVC, and the operations of the combined Company from the closing date of the merger. The Company elected to change its fiscal year end to be December 31.

Electric Motors And Vehicles Company was formed under the laws of Delaware on March 11, 2010. EMAVC’s principal business is electric vehicle manufacturing and sales. It plans to design, assemble, and sell premium electric rugged sport adventure vehicles directly through a network of dealerships. EMAVC will deploy a unique approach to build and bring its vehicles to market. Rather than creating a new vehicle and building out a new distribution network, EMAVC will use the four-door Jeep Wrangler as the platform for its signature electric vehicle.

Going Concern
The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $3,735,480 for the year ended December 31, 2014, used net cash in operating activities of $436,727, had a working capital of $65,989, and has an accumulated deficit of $4,810,130 as of December 31, 2014. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates of valuation of equity instruments. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Property and Equipment
Property and equipment consists of office equipment and an automobile, which are recorded at cost and is depreciated on a straight-line basis over its estimated useful life of three to five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

Long-lived Assets
In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. Through December 31, 2014, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurance that demand for the Company’s products will continue, which could result in an impairment of long-lived assets in the future.

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and loan payable to related party. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.  The Company has not recognized any revenue through December 31, 2014.

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the years ended December 31, 2014 and 2013, there were no potentially dilutive common shares outstanding during the period. Outstanding warrants to purchase 2,500,000 shares of common stock were excluded from this calculation as their effect would be anti-dilutive due to the reported net losses in each period.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services
Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non Cash Equity Transactions
Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received whichever is more readily determinable.

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

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect that the adoption of this ASU to have a material effect on the Company’s financial position, operations, or cash flows.

In May 2014, the FASB issued ASU 2014-09, which will update Codification topic: “Revenue from Contracts with Customers”. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Management is currently evaluating the impact ASU 2014-09 will have on our financial position, results of operations and cash flows.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to adopt the ASU early for the Company’s financial statements as of September 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.
NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,
	2014	2013
Property and equipment	$43,405	$2,497
Less: accumulated depreciation	(8,686)	(208)
Property and equipment, net	$34,719	$2,289

Depreciation expense for the years ended December 31, 2014 and 2013 was $8,478 and $208, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consists of:

	December 31,	December 31,
	2014	2013
Stockholder note payable, unsecured, 5% stated annual interest, monthly interest only payments from September 2014 to April 2015, 24 fixed monthly payments of $3,290 from May 2015 to April 2017. Original discount of $33,233 applied to normalize interest to 5% will be amortized over the loan term (P/Note 1)	$73,233	$-
Stockholder note payable, principal balance of $53,000, unsecured, interest bearing, monthly payment of $3,790 starting February 1, 2014, due April 1, 2015 (P/Note 2)	29,149	50,051
	$102,382	$50,051
Note payable - current portion	54,506	41,783
Note payable - long term portion	$47,876	$8,268

Debt discount- current portion	$15,820	$16,364

Debt discount- long term portion	$15,639	$4,091

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

On June 18, 2014, the Company executed a promissory note (the “P/Note 1”) with a stockholder lender in the principal amount of $40,000. The terms of the P/Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of P/Note 1, the Company has recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the Note 1. The Company has recognized interest expense of $5,865 for amortization of debt discount related to P/Note 1 for the year ended December 31, 2014. The unamortized portion of debt discount was $27,368 at December 31, 2014. In addition, the Company has recorded an interest expense of $1,000 on P/Note 1 for the year ended December 31, 2014.

On May 23, 2013, the Company executed a promissory note (the “P/Note 2”) with a stockholder in the principal amount of $53,000. The terms of the P/Note 2 required the Company to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable. On March 30, 2015, the Company and the shareholder mutually agreed to extend the due date of payment of the P/Note 2 to April 1, 2016, at which time, the entire principal amount plus any and all accrued interest shall be due and payable (See Note 10). The Company is delinquent in making six (6) monthly payments and the note holder has not made a demand for the past due payments.

The Company has recorded interest expense of $3,698 and $2,244 on P/Note 2 for the years ended December 31, 2014 and 2013, respectively. The Company has recorded accrued interest of $4,052 and $2,192 as of December 31, 2014 and December 31, 2013, respectively.

As additional consideration and not as additional interest, the Company agreed to issue 100,000 shares of restricted common stock at its fair value of $30,000 to the stockholder upon execution of P/Note 2. The Company has formally issued the shares during the year ended December 31, 2014 (Note 7). As of December 31, 2013, the Company had not issued the 100,000 shares of its common stock and as such the value of shares to be issued was reflected as a liability in the balance sheet at that date.

In connection with the issuance of the common stock pursuant to P/Note 2, the Company has recorded a debt discount in the amount of $30,000 which is being amortized to interest expense over the life of the Note. The Company has recognized interest expense of $16,364 and $9,545 related to the amortization of debt discount related to P/Note 2 for the years ended December 31, 2014 and 2013, respectively. The net book value of the unamortized portion of the debt discount was $4,091 and $20,455 at December 31, 2014 and 2013, respectively.

The Company has recorded total interest expense, including amortization of debt discount, of $26,930 and $11,789 for the year ended December 31, 2014 and 2013, respectively.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5 – RELATED PARTY TRANSACTIONS

In April 2010, the Company entered into a verbal agreement with its executive director for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. On November 14, 2014, the executive director resigned from his position and entered into a separation agreement which provided for, among other covenants and conditions, a mutual release of all claims between the Company and its executive director. The executive director was previously alloted 13,000,000 shares of the Company’s common stock. Pursuant to the separation agreement, the executive will retain 1,000,000 shares of common stock, and the Company will have the sole discretion to determine the disposition of the remaining 12,000,000 shares of common stock. The Company has allocated these 12,000,000 shares of common stock as follows: (i) 6,125,000 shares of common stock have been reallocated to other persons and the Company has recorded an expense of $3,062,500 upon their issuance, (ii) 5,000,000 shares of common stock were cancelled and returned to the status of authorized and unissued shares as of December 31, 2014, (iii) the remaining 875,000 shares of common stock to remain issued and held in treasury as of December 31, 2014  (See Note 7). The Company made cash payments to the executive director and recorded an expense of $54,100 and $65,334 as consulting fees for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, amounts due to the Chief Executive Officer for advances made to the Company for working capital were $12,500. Amounts due to the Chief executive Officer are unsecured, non-interest bearing and due on demand without specific repayment terms.

The Company engaged an entity owned by the Chief Executive Officer/director of the Company to provide business advisory, consulting and legal services. The Company has made cash payments and recorded an expense of $42,500 and $77,011 as consulting services for the years ended December 31, 2014 and 2013, respectively.

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

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC’s ownership of 80,000 shares of the Company’s stock. As of December 31, 2014, the remaining liability on the settlement of $7,000 is included in accounts payable in accompanying consolidated financial statements. The Company plans on paying DLC for the months of May 2014 through November 2014, which DLC has yet to demand.

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

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at December 31, 2014 was 300,000,000 authorized common shares with a par value of $0.001, and 10,000,000 authorized preferred shares with a par value of $0.001.

Common stock
During the year ended December 31, 2014, the Company sold 769,000 shares of its common stock at $0.50 per share and received total cash consideration of $384,500. All the common shares were sold to accredited investors pursuant to separate Private Placements. The Company issued 100,000 shares of its common stock to a third party lender as additional consideration in conjunction with providing cash proceeds of $53,000 as loan to the Company on May 23, 2013. The common shares issued were valued at their fair value of $30,000 to the third party lender (See Note 4).

On or around June 25, 2014, the Company engaged Lamnia International, LLC (Lamina) to provide investor relations and investor communications services. The engagement is on a “month-to-month” basis. The Company has made cash payments of $25,250 for the services rendered for the year ended December 31, 2014. In addition, the Company issued to Lamnia 250,000 shares of restricted common stock valued at $125,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance. The Company has recorded $150,250 as investor relations expense for the year ended December 31, 2014.

On September 1, 2014, the Company engaged Fastnet Advisors, LLC (Fastnet) to provide corporate advisory services. The engagement is for an initial period of 6-months. The Company agreed to pay to Fastnet $3,000 for September 2014; $4,000 per month for October 2014, November 2014 and December 2014; and $5,000 per month for January 2015 and February, 2015. The Company has made cash payments to Fastnet of $7,000 for consulting services rendered for September and October 2014 and has accrued the expense of $8,000 for consulting services rendered for November and December 2014 as accounts payable as of December 31, 2014. In addition, on December 30, 2014, the Company issued to Fastnet 250,000 shares of restricted common stock valued at $125,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance. The Company has recorded $82,334 as consulting expense for stock issuance for the year ended December 31, 2014 and the remaining balance of $42,666 as prepaid assets as of December 31, 2014. The Company recorded a total of $98,333 as consulting expense to Fastnet for the year ended December 31, 2014.

On November 14, 2014, pursuant to a separation agreement with an executive, the executive returned 12,000,000 shares of the Company's common stock, and the Company had the sole discretion to determine the disposition of the shares.  The Company has allocated these 12,000,000 shares of common stock as follows: (i) 6,125,000 shares of its common stock to third parties for consulting and business advisory services and the Company has recorded an expense of $3,062,500 upon their issuance (ii) cancelled 5,000,000 shares of common stock valued at $5,000 based upon the par value of the shares at the dated of issuance, and returned to the status of authorized and unissued shares as of December 31, 2014 and (iii) the remaining 875,000 shares of common stock to remain issued and not outstanding and held as treasury shares as of December 31, 2014 (See Note 5).

On December 1, 2014, the Company engaged a financial advisor and placement agent to raise capital for the Company for a six months term. Pursuant to the terms of the agreement, the Company paid a non-refundable retainer of $10,000 and issued 50,000 shares of its common stock valued at $25,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance. The Company recorded the offering costs of $35,000 as prepaid expense for raising capital as of December 31, 2014.

Warrants
In April 2010, the Company granted three individuals, warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.25 per share as compensation in connection with the individuals providing introductions for raising capital for the Company. The warrants have a six year term and expire in April 2016. The fair value of 2,500,000 warrants at the original issue date was estimated to be $1,077,927 using a Black-Scholes option pricing model with an expected life of 6 years, a risk free interest rate of 2.96%, a dividend yield of 0%, and an expected volatility of 100%. The expected volatility was estimated to be 100% since the Company's stock is not traded and no historical volatility data is available. As these services were provided as part of the Company’s equity funding, the value of the warrants were recorded within equity as part of the accounting for the related equity transactions.  There have been no other grants of warrant instruments through December 31, 2014.

The Company has not established a stock option plan nor has issued any stock options through  December 31, 2014.

As a result of all common stock issuances and cancellations, the total common shares issued at December 31, 2014 were 47,421,565 of which 46,546,565 shares were outstanding and the remaining 875,000 shares were held in treasury.

Preferred Stock
At December 31, 2014, the Company had no shares of preferred stock issued or outstanding.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 8 - INCOME TAXES

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% and 8.7% state income tax rate for Delaware for the years ended December 31, 2014 and 2013, respectively, to the income taxes reflected in the Consolidated Statements of Operations:

	For the year ended December 31,
	2014	2013
Tax expense at statutory rate - federal	(34.00)%	(34.00)%
State tax expense, net of federal benefit	(5.74)%	(5.74)%
Valuation allowance	39.74%	39.74%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	For the year ended December 31,
	2014	2013
Deferred tax assets and liabilities:
Net operating loss carry forward	$1,911,642	$427,087
Valuation allowance	(1,911,642)	(427,087)
Net deferred tax asset	$-	$-

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

At December 31, 2014 and 2013, the Company had net operating loss carry-forwards of approximately $4.8 million and $1.1 million resulting in deferred tax assets recorded of $1,812,286 and $427,087, respectively, which begin to expire in 2032. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $1,484,554 and $145,138, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2014, tax years 2013, 2012 and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
NOTE 9- CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses related to this in any such accounts. The Company’s bank balances did not exceed FDIC insured amounts as of December 31, 2014 and 2013, respectively.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.

From January 1, 2015 to April 21, 2015, the Company sold 102,000 shares of its common stock at a per share price of $0.50 pursuant to a private placement to three accredited investors resulting in $51,000 in aggregate proceeds to the Company. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them.

On March 30, 2015, the Company and the shareholder mutually agreed to extend the due date of payment of the P/Note 2 to April 1, 2016, at which time, the entire principal amount plus any and all accrued interest shall be due and payable (See Note 4).