Form 10-Q
period 2015-06-30
EMAV Holdings, Inc.
filed 2015-08-11
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

___________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: JUNE 30, 2015

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

Large Accelerated Filer ⎕	Accelerated Filer ⎕
Non-accelerated Filer ⎕	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)YES [ ]      NO [X]

As of August 10, 2015, there were 46,781,165 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

EMAV Holdings, Inc.

Form 10-Q
For the Quarter Ended June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$11,010	$63,914
Prepaid expenses	35,000	77,666
Total Current Assets	46,010	141,580

Property and equipment, net	30,063	34,719

Total Assets	$76,073	$176,299

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$52,613	$19,353
Accrued liabilities	9,741	5,052
Payable to related party	22,500	12,500
Notes payable, current portion, net of debt discount of $11,729 and $15,820 at June 30, 2015 and December 31, 2014, respectively	55,402	38,686
Total Current Liabilities	140,256	75,591

Note payable, net of current portion, net of debt discount of $9,774 and $15,639 at June 30, 2015 and December 31, 2014, respectively	18,524	32,237

Total Liabilities	158,780	107,828

Commitments and contingencies (Note 6)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 47,564,565 shares and 47,421,565 shares issued and 46,689,565 shares and 46,546,565 shares outstanding at June 30, 2015 and December 31, 2014, respectively	47,565	47,422
Treasuary stock, 875,000 shares, $0.001 par value, issued not outstanding	(875)	(875)
Additional paid in capital	4,903,411	4,832,054
Accumulated deficit	(5,032,808)	(4,810,130)
Total Stockholders' Equity (Deficit)	(82,707)	68,471

Total Liabilities and Stockholders' Equity	$76,073	$176,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
Depreciation	1,792	3,327	4,656	4,821
General and administrative	56,746	104,869	205,253	304,064
Total Operating Expenses	58,538	108,196	209,909	308,885

Operating Loss from Operations	(58,538)	(108,196)	(209,909)	(308,885)

Other Income (Expenses)
Interest expense	(3,713)	(5,012)	(12,769)	(10,023)
Total Other Income (Expenses)	(3,713)	(5,012)	(12,769)	(10,023)

Loss from Continuing Operations before Income Taxes	(62,251)	(113,208)	(222,678)	(318,908)

Provision for income tax	-	-	-	-

Net loss	$(62,251)	(113,208)	$(222,678)	$(318,908)

Basic and diluted net loss per share	$(0.00)	(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	46,654,664	51,517,807	46,622,869	51,305,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(222,678)	$(318,908)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	4,656	4,821
Amortization of prepaid consulting services for stock issuances	42,666	-
Amortization of debt discount	9,956	8,185
Changes in operating assets and liabilities:
Prepaid expenses	-	(6,000)
Accounts payable	33,260	(5,000)
Accrued liabilities	4,689	615
Net cash used in operating activities	(127,451)	(316,287)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(40,908)
Net cash used in investing activities	-	(40,908)

Cash Flows from Financing Activities:
Cash proceeds from sale of stock	71,500	237,500
Cash proceeds from note payable	-	40,000
Cash proceeds from related party	10,000
Cash payments against note payable	(6,953)	(13,938)
Net cash provided by financing activities	74,547	263,562

Net decrease in cash and cash equivalents	(52,904)	(93,633)

Cash and cash equivalents, beginning of the period	63,914	125,450

Cash and cash equivalents, end of the period	$11,010	$31,817

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$626	$1,223

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in conjunction with note payable	$-	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
 June 30, 2015 and 2014
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

The accompanying (a) condensed consolidated balance sheet at December 31, 2014 has been derived from the audited statements, and (b) the condensed consolidated unaudited financial statements as of and for the periods ended June 30, 2015 and 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2015.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations expected for the year ending December 31, 2015.

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $222,678 for the six months ended June 30, 2015, used net cash in operating activities of $127,451 and has an accumulated deficit of $5,032,808 as of June 30, 2015. The Company had a working capital deficit of $94,246 and total stockholders’ deficit of $82,707 as of June 30, 2015. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying unaudited consolidated condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.  The Company has not recognized any revenue through June 30, 2015.

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the six months ended June 30, 2015, there were no potentially dilutive common shares outstanding during the period. Outstanding warrants to purchase 2,500,000 shares of common stock were excluded from this calculation as their effect would be anti-dilutive due to the reported net losses in each period.

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

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented.  The adoption of ASU 2015-03 is not expected to have an impact on the Company's consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Property and equipment	$43,405	$43,405
Less: accumulated depreciation	(13,342)	(8,686)
Property and equipment, net	$30,063	$34,719

Depreciation expense for the three months and six months ended June 30, 2015 was $1,792 and $4,656, and $3,327 and $4,821 for the same comparable periods in 2014, respectively.

NOTE 4 – NOTES PAYABLE
	June 30, 2015	December 31, 2014
	(Unaudited)
Stockholder note payable, unsecured, 5% stated annual interest, monthly interest only payments from September 2014 to April 2015, 24 fixed monthly payments of $3,290 from May 2015 to April 2017. Original discount of $33,233 applied to normalize interest to 5% will be amortized over the loan term (P/Note 1)	$73,233	$73,233

Stockholder note payable, principal balance of $53,000, unsecured, interest bearing, monthly payment of $3,790 starting February 1, 2014, due April 1, 2016 (P/Note 2)	22,196	29,149
	$95,429	$102,382
Notes payable - current portion	67,131	54,506
Notes payable - long term portion	$28,299	$47,876

Discount – current portion	$11,729	$15,820
Discount – long term portion	$9,774	$15,639

Notes payable, current portion, net of discount	$55,402	$38,686
Notes payable, long term portion, net of discounts	$18,524	$32,237

On June 18, 2014, the Company executed a promissory note (the “P/Note 1”) with a stockholder lender in the principal amount of $40,000. The terms of the P/Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of P/Note 1, the Company has recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the P/Note 1. The Company has recognized interest expense of $2,932 and $5,865 for amortization of debt discount related to P/Note 1 for the three months and six months ended June 30, 2015, and $0 and $0 for the same comparable periods in 2014, respectively. The unamortized portion of debt discount was $21,504 at June 30, 2015. In addition, the Company has recorded an interest expense of $487 and $987 for the three months and six months ended June 30, 2015 on P/Note 1 and $0 and $0 for the same comparable periods in 2014, respectively.

On May 23, 2013, the Company executed a promissory note (the “P/Note 2”) with a stockholder in the principal amount of $53,000. The terms of the P/Note 2 required the Company to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest was due and payable. On March 30, 2015, the Company and the shareholder mutually agreed to extend the due date of payment of the P/Note 2 to April 1, 2016. The Company is delinquent in making seven (7) monthly payments as of June 30, 2015, and the note holder has not made a demand for the past due payments. The Company has recorded interest expense of $920 and $1,829 on P/Note 2 for the three months and six months ended June 30, 2015 and interest expense of $921, and $1,838 for the same comparable periods in 2014, respectively.

As additional consideration and not as additional interest, the Company agreed to issue 100,000 shares of restricted common stock at its fair value of $30,000 to the stockholder upon execution of P/Note 2. The Company formally issued the shares during the year ended December 31, 2014 (Note 7). In connection with the issuance of the common stock pursuant to P/Note 2, the Company recorded a debt discount in the amount of $30,000 which was being amortized to interest expense over the life of the Note. The Company recognized interest expense of $0 and $4,091 related to the amortization of debt discount related to P/Note 2 for the three months and six months ended June 30, 2015 and interest expense of $4,091 and $8,185 for the same comparable periods in 2014, respectively. The net book value of the unamortized portion of the debt discount was $0 and $4,091 at June 30, 2015 and December 31, 2014, respectively.

The Company has recorded total interest expense, including amortization of debt discount, of $3,713 and $12,769 for the three months and six months ended June 30, 2015, and $5,012 and $10,023 for the same comparable periods in 2014, respectively. The Company has recorded accrued interest of $7,241 and $5,052 on P/Note 1 and P/Note 2 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has engaged an entity owned by the Chief Executive Officer/Director (“Officer”) of the Company to provide business advisory, consulting, and legal services. The Company has recorded legal and professional fees of $2,500 and $37,000 for the three months and six months ended June 30, 2015, and $13,500 and $35,000 for the same comparable periods in 2014, respectively. The Company is indebted to the Officer $2,500 and $0 under this arrangement as of June 30, 2015 and December 31, 2014, respectively.

The Officer has occasionally provided short term advances to the Company for its working capital needs. The short term advances are non-interest bearing, unsecured and due on demand. The Company is indebted to the Officer $22,500 and $12,500 due and payable as of June 30, 2015 and December 31, 2014, respectively.

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

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC’s ownership of 80,000 shares of the Company’s stock. As of June 30, 2015 and December 31, 2014, the remaining liability on the settlement of $7,000 is included in accounts payable in accompanying consolidated financial statements. The Company plans on paying DLC for the months of May 2014 through November 2014, which DLC has yet to demand.

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

NOTE 7 - EQUITY TRANSACTIONS

The Company’s capitalization at June 30, 2015 was 300,000,000 authorized common shares with a par value of $0.001, and 10,000,000 authorized preferred shares with a par value of $0.001.

Common stock
During the six months ended June 30, 2015, the Company sold 143,000 shares of its common stock at $0.50 per share and received total cash consideration of $71,500. All the common shares were sold to accredited investors pursuant to separate Private Placements.

On September 1, 2014, the Company engaged Fastnet Advisors, LLC (Fastnet) to provide corporate business advisory services to the Company. The engagement is for an initial period of six (6)-months. The Company agreed to pay Fastnet $3,000 for September 2014; $4,000 per month for October 2014, November 2014 and December 2014; and $5,000 per month for January 2015 and February, 2015. The Company made cash payments to Fastnet of $9,500 for consulting services rendered and accrued the remainder expense of $15,500 for consulting services rendered as accounts payable as of June 30, 2015. In addition, on November 14, 2014, the Company agreed to issue to Fastnet 250,000 shares of restricted common stock valued at $125,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance. The total value of the engagement was estimated at $150,000, which was recorded as prepaid expense in 2014 to be amortized over the six (6) month term of the engagement. The remaining prepaid expense was $42,666 at December 31, 2014, and the Company has amortized the remaining recorded $42,666 to consulting expense for the six months ended June 30, 2015.

On November 14, 2014, pursuant to a separation agreement with an executive, the Company received 875,000 shares of returned common stock, which remain issued and not outstanding and held as treasury shares as of June 30, 2015.

On December 1, 2014, the Company engaged a financial advisor and placement agent to raise capital for the Company for a six months term. Pursuant to the terms of the agreement, the Company paid a non-refundable retainer of $10,000 and issued 50,000 shares of its common stock valued at $25,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance. The Company has recorded the offering costs of $35,000 for raising capital as consulting expense in the accompanying financial statements for the six months ended June 30, 2015.

Warrants
In April 2010, the Company granted three individuals, warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.25 per share as compensation in connection with the individuals providing introductions for raising capital for the Company. The warrants have a six year term and expire in April 2016. The fair value of 2,500,000 warrants at the original issue date was estimated to be $1,077,927 using a Black-Scholes option pricing model with an expected life of 6 years, a risk free interest rate of 2.96%, a dividend yield of 0%, and an expected volatility of 100%. The expected volatility was estimated to be 100% since the Company's stock is not traded and no historical volatility data is available. As these services were provided as part of the Company’s equity funding, the value of the warrants were recorded within equity as part of the accounting for the related equity transactions.  There have been no other grants of warrant instruments through June 30, 2015.

The Company has not established a stock option plan nor has issued any stock options through June 30, 2015.

As a result of all common stock issuances and cancellations, the total common shares issued at June 30, 2015 were 47,564,565 of which 46,689,565 shares were outstanding and the remaining 875,000 shares were held in treasury.

Preferred Stock
At June 30, 2015, the Company had no shares of preferred stock issued or outstanding.

NOTE 8 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses related to this in any such accounts. The Company’s bank balances did not exceed FDIC insured amounts as of June 30, 2015 and December 31, 2014, respectively.

NOTE 9 – SUBSEQUENT EVENTS

From July 1, 2015 to August 10, 2015, the Company sold (a) 60,000 shares of its common stock to an accredited investor pursuant to a Private Placement and received a total cash consideration of $30,000; and (b) 31,600 shares of its common stock to three existing shareholders pursuant to a Private Placement and received a total cash consideration of $15,800.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references to “Holdings”, “we”, “our,” “us” and the “Company” in this Item 2 refer to EMAV Holdings, Inc. and our wholly owned subsidiary, Electric Motors and Vehicles Company (“EMAV”).

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in the 2014 Annual Report filed with the Securities and Exchange Commission on April 22, 2015. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing in the 2014 Annual Report filed with the Securities and Exchange Commission on April 22, 2015 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

In 2013, EMAV once again focused its efforts on bringing to market a rugged electric vehicle. EMAV is described as a new car company which we propose to operate out of (i) a Jeep dealership we propose to acquire, and (ii) an assembly facility we propose to lease.  EMAV will design, assemble, and sell premium rugged sport adventure vehicles (“SAVs”) to consumers, with an emphasis on offering electric versions, in addition to commercial products for the construction, fleet, military, homeland security and related industries. EMAV intends to acquire a Jeep automotive dealership through which it will conduct certain aspects of its operations, and which will also afford EMAV access to Jeep vehicles which will serve as the platform/foundation for its vehicle sales. The automotive industry has invested heavily in electric vehicle technology and most manufacturers are now introducing electric vehicles as part of their product line. In addition, a number of new companies have emerged which exclusively manufacture and sell electric vehicles. EMAV intends to be unique in the marketplace in that its proposed signature vehicle, the ES, will be based upon an existing iconic vehicle, the 4-door Jeep Wrangler.

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

EMAV has generated limited revenues from product sales, and no revenue from product sales during the three months and six months ended June 30, 2015 and 2014, and for years ended December 31, 2014, 2013 and 2012. To date, we have funded our operations through the private sale of equity securities to accredited investors. We do not expect to generate revenue from product sales for at least the next twelve months.

We have an accumulated deficit of $5,032,808 as of June 30, 2015. Our net loss for the three months and six months ended June 30, 2015 was $62,251 and $222,678 as compared to the net loss of $113,208 and $318,908 for the same comparable periods in 2014. Substantially all of our operating losses resulted from expenses incurred in connection with development of our vehicles and general and administrative costs associated with our operations.

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

Financial Operations Overview

Revenue and Cost of Goods Sold

We have not earned revenues from product sales for the three months and six months ended June 30, 2015 and 2014, respectively. We do not expect to earn revenues from product sales for at least the next twelve months. We may never generate revenues from product sales as we may never succeed in selling our initial vehicle or commercializing any other products or vehicles.

Operating Expenses

Operating expenses for the three months and six months ended June 30, 2015 were $58,538 and $209,909 as compared to $108,196 and $308,885 for the same comparable periods in 2014. Operating expenses decreased by $49,658 and $98,976 for the three months and six months ended June 30, 2015 when compared to the same comparable periods in 2014, primarily due to the decrease in depreciation expense and general and administrative expense.

Depreciation expense for the three months and six months ended June 30, 2015 was $1,792 and $4,656 as compared to $3,327 and $4,821 for the same comparable periods in 2014. The Company acquired a design vehicle for $35,821, additional property and equipment of $1,658 in late January 2014, and of $3,429 in May 2014. The Company adjusted and recorded the depreciated expense which resulted in reduction in depreciation expenses for the three months and six months ended June 30, 2015 as compared to the same comparable periods in 2014.

General and administrative expenses (“G&A”) for the three months and six months ended June 30, 2015 were $56,746 and $205,253 as compared to $104,869 and $304,064 for the same comparable periods in 2014. G&A expense decreased primarily due to (a) reduction of consulting expenses related to business advisory services for development plans of our business and initial design of our vehicle, (b) reduction of expenses related to finance, business development and support functions, (c) reduction in travel expenses, and (d) reduction in professional fees for auditing, tax and legal services.  Such reductions were offset by increase in investor relations expense for the six months ended June 30, 2015 when compared with the same periods in 2014.

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

Other Income and Expenses

We did not record any other income for the three months and six months ended June 30, 2015 and 2014, respectively.

Other expenses consisted of interest expense of $3,713 and $12,769 for the three months and six months ended June 30, 2015 as compared to interest expense of $5,012 and $10,023 for the same comparable periods in 2014.  Interest expense was accrued and recorded on a $53,000 stockholder loan obtained by us on May 23, 2013 for our working capital requirements. In conjunction with the execution of $53,000 stockholder loan, we issued 100,000 shares of our common stock to the lender as additional consideration, and recorded a debt discount of $30,000 which is being accreted to interest expense over the term of the promissory note.

For the three months and six months ended June 30, 2015, we recorded an interest expense of $0 and $4,091 related to the accretion of debt discount as compared to interest expense of $4,091 and $8,185 for the same comparable periods in 2014. In addition, we recorded interest expense of $920 and $1,829 on the principal balance borrowed from the stockholder for the three months and six months ended June 30, 2015 as compared to interest expense of $921 and $1,838 for the same comparable periods in 2014.

On June 18, 2014, the Company executed a promissory note and received $40,000 from a shareholder and recorded a debt discount of $33,233 applied to normalize interest to 5% per annum, which is amortized as interest expense over the term of the promissory note. The Company has recognized and recorded interest expense of $2,932 and $5,865 for the amortization of debt discount related to promissory note for the three months and six months ended June 30, 2015, as compared to interest expense of $0 for the comparable periods in 2014. In addition, we have recorded an interest expense of $487 and $987 on the promissory note for the three months and six months ended June 30, 2015 as compared to $0 for the same comparable periods in 2014.

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

As of June 30, 2015, we had $11,010 of cash and cash equivalents compared to $63,914 at December 31, 2014. We believe that our existing capital resources, together with interest thereon, will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

The accompanying financial statements for the six months ended June 30, 2015 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 22, 2015, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling our common stock to investors to raise working capital for operations and there is no assurance these plans will be realized.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $127,451 which resulted primarily from the loss of $222,678, depreciation expense of $4,656, amortization of prepaid consulting services for stock issuances of $42,666, amortization of debt discount of $9,956, increase in accounts payable of $33,260, and increase in accrued liabilities of $4,689. Net cash used in operating activities for the six months ended June 30, 2014 was $316,287 which resulted primarily from the loss of $318,908, depreciation of $4,821, amortization of debt discount of $8,185, increase in prepaid expenses of $6,000, decrease in accounts payable of $5,000, and increase in accrued liabilities of $615.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $0. Net cash used in investing activities for the six months ended June 30, 2014 was $40,908 due to purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $74,547 primarily due to the receipt of cash proceeds of $71,500 received from sale of common stock, receipt of cash proceeds from a related party of $10,000, and cash payments of $6,953 against the loan received from a stockholder. Net cash provided by financing activities for the six months ended June 30, 2014 was $263,562 primarily due to the receipt of cash proceeds of $237,500 received from sale of common stock, cash proceeds of $40,000 received as a loan from a stockholder, and cash payments of $13,938 against the loan received from a stockholder.

As a result of the above activities, we experienced a net decrease in cash of $52,904 and $93,633 for the six months ended June 30, 2015 and 2014, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

Contractual Commitments and Contingencies

The following table summarizes our obligations and commitments to make future payments under our contractual obligations:

Contractual Obligations

Stockholder Notes Payable
On June 18, 2014, the Company executed a promissory note (the “Note 1”) with a stockholder third party lender in the principal amount of $40,000. The terms of the Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty.

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

Contractual obligations at June 30, 2015:

	Note 1	Note 2	Total
For the year ended December 31, 2015	$27,657	$26,530	$54,187
For the year ended December 31, 2016	39,484	-	39,484
For the year ended December 31, 2017	13,161	-	13,161
Total	$80,302	$26,530	$106,832

Other Obligations

In October 2013, we entered into a settlement agreement with a creditor to pay $15,000 of which we paid $3,000 in November 2013 and agreed to pay twelve monthly installments of $1,000 each starting December 2013. As of June 30, 2015, we have made payments in the amount of $5,000 covering the eight months ended April 30, 2014, and the remaining liability on the settlement was $7,000. The Company plans to make a payment of $7,000 for the months covering May 2014 through November 2014. Demand for payment of the delinquent balance has not yet been received by the Company.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on their evaluation, management concluded as of June 30, 2015 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

The section entitled “Risk Factors” in the 2014 Annual Report filed with the Securities and Exchange Commission on April 23, 2015 is hereby incorporated by reference in this report as if set forth herein in its entirety.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2015, pursuant to private placements we sold a total of 41,000 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $20,500 in aggregate proceeds to the Company.

Subsequent to our fiscal quarter ended June 30, 2015 and prior to August 10, 2015 we sold a total of 91,600 shares of our common stock, as follows: (a) 60,000 shares of our common stock to an accredited investor pursuant to a Private Placement in which we received a total cash consideration of $30,000; and, (b) 31,600 shares of our common stock to three existing stockholders pursuant to a Private Placement in which we received a total cash consideration of $15,800. All of the shares of common stock issued in these offerings were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. All of the shares were sold at a per share purchase price of $0.50 per share, resulting in $45,800 in aggregate proceeds to the Company.

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

101*+
The following materials from the Company’s Annual Report on Form 10-K for the annualperiod ended December 31, 2014, formatted in XBRL (eXtensible Business ReportingLanguage): (i) Consolidated Balance Sheets as at December 31, 2014 and 2013;(ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013;(iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements.

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

Date: August 11, 2015	EMAV Holdings, Inc.

By: /s/ Keith A. Rosenbaum
KEITH A. ROSENBAUM,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)