Form 10-K/A
period 2014-12-31
EMAV Holdings, Inc.
filed 2015-08-28
CIK 1076744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

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

Common Stock, $.001 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ☐   NO    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES  ☐    NO    ☒

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
 YES    ☒    NO ☐

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

As of April 14, 2015, there were 47,523,565 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “Holdings” and the “Company” refer to EMAV Holdings, Inc., a Delaware corporation, and its subsidiaries, Electric Motors and Vehicles Company, a Delaware corporation (“EMAV”), and Endurance Auto Group, Inc., a Delaware corporation (“Endurance”), unless otherwise stated.

EXPLANATORY NOTE

EMAV Holdings, Inc. is filing this Amendment No. 1 to Form 10-K on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on April 23, 2015 (the “Original 10-K”). The purpose of this Form 10-K/A is solely to replace the opinion of our independent registered public accounting firm, Hartley Moore Accountancy Corporation (“HMCPA”), filed with the Original 10-K with the opinion letter from HMCPA included as part of this filing. Due to an inadvertent miscommunication between EMAV Holdings, Inc. and HMCPA the version of the opinion HMCPA intended to be filed with the Original 10-K was not filed. The opinion filed with this Form 10-K/A is the correct version.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2015	EMAV HOLDINGS, INC.

By: /s/ Keith A. Rosenbaum
Name: KEITH A. ROSENBAUM

Title: Chief Executive Officer, Chief Financial Officer and sole director (Principal Executive Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm