Form 10-Q
period 2015-09-30
EMAV Holdings, Inc.
filed 2015-11-16
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

___________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: SEPTEMBER 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 – 53492

___________________________

EMAV Holdings, Inc.
(Name of small business issuer in its charter)

___________________________

Delaware	26-3167800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
+
1900 Main Street, #300
Irvine, California 92614	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(949) 851-5996

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES [ ]      NO [X]

As of November 12, 2015, there were 47,749,365 shares of the registrant's common stock, $0.001 par value per share, issued and outstanding.

EMAV Holdings, Inc.

Form 10-Q
For the Quarter Ended September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$5,338	$63,914
Prepaid expenses	35,000	77,666
Total Current Assets	40,338	141,580

Property and equipment, net	27,736	34,719

Total Assets	$68,074	$176,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$46,910	$19,353
Accrued liabilities	8,221	5,052
Payable to related party	22,500	12,500
Embedded conversion option liaibility	51,507	-
Notes payable, current portion, net of debt discount of $11,729 and $15,820 at September 30, 2015 and December 31, 2014, respectively	54,926	38,686
Convertible note payable, current portion, net of discount of $46,167 at September 30, 2015	3,833	-
Total Current Liabilities	187,897	75,591

Note payable, net of current portion, net of debt discount of $6,842 and $15,639 at September 30, 2015 and December 31, 2014, respectively	11,481	32,237

Total Liabilities	199,378	107,828

Commitments and contingencies (Note 6)

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 300,000,000 shares authorized; 47,747,165 shares and 47,421,565 shares issued and 46,872,165 shares and 46,546,565 shares outstanding at September 30, 2015 and December 31, 2014, respectively	47,747	47,422
Treasury stock, 875,000 shares, $0.001 par value, issued not outstanding	(875)	(875)
Additional paid in capital	4,994,528	4,832,054
Accumulated deficit	(5,172,704)	(4,810,130)
Total Stockholders' Equity (Deficit)	(131,303)	68,471

Total Liabilities and Stockholders' Equity	$68,074	$176,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
Depreciation	2,328	1,329	6,983	6,150
General and administrative	122,395	122,714	327,649	426,778
Total Operating Expenses	124,723	124,043	334,632	432,928

Operating Loss from Operations	(124,723)	(124,043)	(334,632)	(432,928)

Other Income (Expenses)
Interest expense	(13,667)	(8,766)	(26,435)	(18,789)
Change in the fair value of embedded conversion option liability	(1,507)	-	(1,507)	-
Total Other Income (Expenses)	(15,174)	(8,766)	(27,942)	(18,789)

Loss from Continuing Operations before Income Taxes	(139,897)	(132,809)	(362,574)	(451,717)

Provision for income tax	-	-	-	-

Net loss	$(139,897)	(132,809)	$(362,574)	$(451,717)

Basic and diluted net loss per share	$(0.00)	(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	46,796,608	51,577,891	46,681,418	51,397,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(362,574)	$(451,717)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,983	6,150
Amortization of prepaid consulting services for stock issuances	42,666	83,333
Amortization of debt discount on notes payable	14,435	15,208
Amortization of Embedded conversion option liability, net of debt discount	10,340	-
Changes in operating assets and liabilities:
Accounts payable	27,557	(2,000)
Accrued liabilities	3,167	2,044
Net cash used in operating activities	(257,426)	(346,982)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(40,908)
Net cash used in investing activities	-	(40,908)

Cash Flows from Financing Activities:
Cash proceeds from sale of stock	162,800	262,500
Cash proceeds from short term loan	-	3,000
Cash proceeds from note payable	45,000	40,000
Cash proceeds from related party	10,000	-
Cash payments against note payable	(18,950)	(17,415)
Net cash provided by financing activities	198,850	288,085

Net decrease in cash and cash equivalents	(58,576)	(99,805)

Cash and cash equivalents, beginning of the period	63,914	125,450

Cash and cash equivalents, end of the period	$5,338	$25,645

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,546	$1,536

Supplemental disclosures of non-cash investing and financing activities:
Accrual of common stock payable for prepaid services	$-	$250,000
Gross up on debt principal, offset by debt discount, to normalize interest on note payable	$18,571	$33,233
Issuance of common stock in conjunction with note payable	$-	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended
September 30, 2015 and 2014
(Unaudited)

NOTE 1 – Nature of Operations and Going Concern

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "EMAV" shall mean EMAV Holdings, Inc., a Delaware corporation, and its wholly-owned consolidated subsidiary Electric Motors and Vehicles Company.

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

On December 26, 2013, the Company entered into a merger agreement to acquire Electric Motors and Vehicles Company, a Delaware corporation ("EMAVC") and changed its name to EMAV Holdings, Inc.  The merger was completed on December 27, 2013 and is being accounted for as a reverse merger and recapitalization in which EMAVC is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of EMAVC and will be recorded at the historical cost basis of EMAVC, and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of EMAV and EMAVC, and the operations of the combined Company from the closing date of the merger. The Company elected to change its fiscal year end to be December 31.

EMAVC was formed under the laws of Delaware on March 11, 2010. EMAVC's principal business is electric vehicle manufacturing and sales. It plans to design, assemble, and sell premium electric rugged sport adventure consumer vehicles and commercial electric vehicles. EMAVC will deploy a unique approach to build and bring its vehicles to market. Rather than creating a new vehicle and building out a new distribution network, EMAVC will use the four-door Jeep Wrangler as the platform for its signature electric vehicle and sell its consumer vehicles directly through Jeep dealerships; its commercials vehicles will be sold directly to users.

The accompanying (a) condensed consolidated balance sheet at December 31, 2014 has been derived from the audited statements, and (b) the condensed consolidated unaudited financial statements as of and for the periods ended September 30, 2015 and 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"), filed with the Securities and Exchange Commission (the "SEC") on April 22, 2015.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations expected for the year ending December 31, 2015.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended
September 30, 2015 and 2014
(Unaudited)

The Company's unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $362,574 for the nine months ended September 30, 2015, used net cash in operating activities of $257,426 and has an accumulated deficit of $5,172,704 as of September 30, 2015. The Company had a working capital deficit of $147,559 and total stockholders' deficit of $131,303 as of September 30, 2015. These factors, among others, raise a substantial doubt regarding the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying unaudited consolidated condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company's unaudited consolidated financial statements. The unaudited consolidated financial statements and notes are the representation of the Company's management who is responsible for their integrity and objectivity. The unaudited consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America ("U.S. GAAP").

Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary EMAVC. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The Company's balances requiring management to make estimates and assumptions about future events include equity and debt transactions, depreciation of property and equipment, and the valuation allowance on deferred tax assets.  The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair value of Financial Instruments and Fair Value Measurements
ASC 820, "Fair Value Measurements and Disclosures", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended
September 30, 2015 and 2014
(Unaudited)

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

The Company's financial instruments consist principally of cash, accounts payable, accrued liabilities, loan payable to a related party and promissory notes payable. Pursuant to ASC 820 and ASC 825, "Financial Instruments", the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at September 30, 2015:

		Fair Value Measurements at September 30, 2015
	Carrying Value at September 30, 2015 (Unaudited)	(Level 1) (Unaudited)	(Level 2) (Unaudited)	(Level 3) (Unaudited)

Embedded Conversion Option Liability	$51,507	$-	$51,507	$-

The following is a summary of activity of Level 2 assets and liabilities for the period ended September 30, 2015:

Embedded Conversion Option Liability
Balance – January 1, 2015	$-
Additions	50,000
Change in fair value	1,507
Balance – September 30, 2015	$51,507

Changes in fair value of the embedded conversion liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended
September 30, 2015 and 2014
(Unaudited)

Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 "Revenue Recognition", which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.  The Company has not recognized any revenue through September 30, 2015.

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the nine months ended September 30, 2015, there were 185,529 potentially dilutive common shares outstanding during the period. Outstanding warrants to purchase 2,500,000 shares of common stock were excluded from this calculation as their effect would be anti-dilutive due to the reported net losses in each period.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services
Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non-Cash Equity Transactions
Shares of equity instruments issued for non-cash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received whichever is more readily determinable.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended
September 30, 2015 and 2014
(Unaudited)

Recent Accounting Pronouncements

Consolidation Reporting
In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" ("ASU 2015-02"). This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company has not adopted ASU 2015-02 as of September 30, 2015, and the adoption is not expected to have an impact on the Company's consolidated financial statements.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented.  The Company has not adopted ASU 2015-02 as of September 30, 2015, and the adoption is not expected to have an impact on the Company's consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Property and equipment	$43,405	$43,405
Less: accumulated depreciation	(15,669)	(8,686)
Property and equipment, net	$27,736	$34,719

Depreciation expense for the three months and nine months ended September 30, 2015 was $2,328 and $6,983, and $1,329 and $6,150 for the same comparable periods in 2014, respectively.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended
September 30, 2015 and 2014
(Unaudited)

NOTE 4 – NOTES PAYABLE

Notes payable consists of:

	September 30, 2015	December 31, 2014
	(Unaudited)
Stockholder note payable, unsecured, 5% stated annual interest, monthly interest only payments from September 2014 to April 2015, 24 fixed monthly payments of $3,290 from May 2015 to April 2017. Original discount of $33,233 applied to normalize interest to 5% will be amortized over the loan term (P/Note 1)	$73,233	$73,233

Stockholder note payable, principal balance of $53,000, unsecured, interest bearing, monthly payment of $3,790 starting February 1, 2014, due April 1, 2016 (P/Note 2)	11,745	29,149
	$84,978	$102,382
Notes payable - current portion	66,655	54,506
Notes payable - long term portion	$18,323	$47,876

Discount – current portion	$11,729	$15,820
Discount – long term portion	$6,842	$15,639

Notes payable, current portion, net of discount	$54,926	$38,686
Notes payable, long term portion, net of discounts	$11,481	$32,237

On June 18, 2014, the Company executed a promissory note (the "P/Note 1") with a stockholder lender in the principal amount of $40,000. The terms of the P/Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of P/Note 1, the Company has recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the P/Note 1. The Company has recognized interest expense of $2,932 and $8,797 for amortization of debt discount related to P/Note 1 for the three months and nine months ended September 30, 2015, and $2,932 and $2,932 for the same comparable periods in 2014, respectively. The unamortized portion of debt discount was $18,571 and $27,368 at September 30, 2015 and December 31, 2014, respectively. In addition, the Company has recorded an interest expense of $382 and $1,369 for the three months and nine months ended September 30, 2015 on P/Note 1 and $500 and $500 for the same comparable periods in 2014, respectively.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended
September 30, 2015 and 2014
(Unaudited)

On May 23, 2013, the Company executed a promissory note (the "P/Note 2") with a stockholder in the principal amount of $53,000. The terms of the P/Note 2 required the Company to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest was due and payable. On March 30, 2015, the Company and the shareholder mutually agreed to extend the due date of payment of the P/Note 2 to April 1, 2016. The Company is delinquent in making four (4) monthly payments as of September 30, 2015, and the note holder has not made a demand for the past due payments. The Company has recorded interest expense of $930 and $2,759 on P/Note 2 for the three months and nine months ended September 30, 2015 and interest expense of $930, and $2,769 for the same comparable periods in 2014, respectively.

As additional consideration and not as additional interest, the Company agreed to issue 100,000 shares of restricted common stock at its fair value of $30,000 to the stockholder upon execution of P/Note 2. The Company formally issued the shares during the year ended December 31, 2014 (Note 7). In connection with the issuance of the common stock pursuant to P/Note 2, the Company recorded a debt discount in the amount of $30,000 which was being amortized to interest expense over the life of the Note. The Company recorded interest expense of $0 and $4,091 as the amortization of debt discount related to P/Note 2 for the three months and nine months ended September 30, 2015 and interest expense of $4,091 and $12,273 for the same comparable periods in 2014, respectively. The net book value of the unamortized portion of the debt discount was $0 and $4,091 at September 30, 2015 and December 31, 2014, respectively.

The Company has recorded total interest expense, including amortization of debt discount, of $4,244 and $17,016 for the three months and nine months ended September 30, 2015, and $8,453 and $18,474 for the same comparable periods in 2014, respectively. The Company has recorded accrued interest of $7,634 and $5,052 on P/Note 1 and P/Note 2 as of September 30, 2015 and December 31, 2014, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

Convertible note payable consists of:
	September 30,	December 31,
	2015	2014
	(Unaudited)
Note payable to a third party, bearing interest of 12%, due on May 17, 2016	$50,000	$-

Convertible note payable	50,000	-
Less: debt discount	(46,167)	-
Convertible note payable, net	3,833	-
Less: current portion	(3,833)	-
Convertible note payable, non-current	$-	$-

On August 17, 2015, the Company received $45,000 from a third party against a $50,000 Convertible Promissory Note (the "Note") executed on August 17, 2015. The Note bears an interest charge of 10% per annum. The maturity date of the Note is May 17, 2016 (nine months from the date of Note) and is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of 55% of the lowest trade price in the 25 trading days previous to the conversion date.

In connection with the issuance of the Note, the Company recorded a loan discount related to the OID in the amount of $5,000 which will be amortized to interest expense over the term of the draw of nine months. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $3,307 for a total initial embedded conversion option liability of $53,307. For the three months ended September 30, 2015, the Company has recognized interest expense of $870 related to the amortization of the OID and $7,963 related to the amortization of the embedded conversion option liability discount as it related to this Note.

For the three months and nine months ended September 30, 2015, the Company has recognized interest expense of $870 and $870 related to the amortization of the OID, $7,963 and $7,963 related to the amortization of the embedded conversion option liability discount as it related to this Note, and $589 and $589 related to the interest payable on the Note as of September 30, 2015. The note balance at September 30, 2015 was $50,000.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula (Note 5). The embedded conversion features of the convertible note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method.

The Company calculated the estimated fair values of the liabilities for embedded conversion feature at September 30, 2015 with the Black-Scholes option pricing model using the closing price of the Company's common stock at each respective date and the ranges for volatility, expected term, and risk free interest indicated in the table below. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months ended September 30, 2015 of $1,507 which was included in other expense (See Note 2 Fair Value Measurements).

The fair market value of the Company's common stock on August 17, 2015 and September 30, 2015 was $0.60 per share and $0.49 per share, respectively.

Embedded Conversion Options

Black-Scholes Model Assumptions
During None Months Ended September 30, 2015

Volatility	125.110% - 125.4115%
Expected term	0.63 – 0.75 years
Risk free interest rate	0.32%

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended
September 30, 2015 and 2014
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has engaged an entity owned by the Chief Executive Officer/Director ("Officer") of the Company to provide business advisory, consulting, and legal services. The Company has recorded legal and professional fees of $38,500 and $75,500 for the three months and nine months ended September 30, 2015, and $0 and $35,000 for the same comparable periods in 2014, respectively. The Company is indebted to the Officer $0 and $0 under this arrangement as of September 30, 2015 and December 31, 2014, respectively.

The Officer has occasionally provided short term advances to the Company for its working capital needs. The short term advances are non-interest bearing, unsecured and due on demand. The Company is indebted to the Officer $22,500 and $12,500 due and payable as of September 30, 2015 and December 31, 2014, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Settlement of litigation
The Company entered into an agreement for public relations services (the "Agreement") with an unrelated third party ("DLC") in September 2010. The Company disputed the quality of the services rendered and failed to tender final payment under the Agreement. DLC initiated legal action against the Company in January 2012 for collection under the Agreement. The Company did not have the resources to contest the action, so a default judgment was entered against the Company in favor of DLC in July 2012 in the amount of $14,425. Thereafter, DLC sought to collect on the judgment, and the total amount claimed by DLC grew to over $25,000 as DLC was entitled to collect attorney's fees under the Agreement.

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC's ownership of 80,000 shares of the Company's stock. As of September 30, 2015 and December 31, 2014, the remaining liability on the settlement of $7,000 is included in accounts payable in accompanying consolidated financial statements. The Company plans on paying DLC for the months of May 2014 through November 2014, which DLC has yet to demand.

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

NOTE 9 - EQUITY TRANSACTIONS

The Company's capitalization at September 30, 2015 was 300,000,000 authorized common shares with a par value of $0.001, and 10,000,000 authorized preferred shares with a par value of $0.001.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended
September 30, 2015 and 2014
(Unaudited)
Common stock
During the nine months ended September 30, 2015, the Company sold 325,600 shares of its common stock at $0.50 per share and received total cash consideration of $162,800. All the common shares were sold to accredited investors pursuant to separate Private Placements.

On September 1, 2014, the Company engaged Fastnet Advisors, LLC (the "Fastnet") to provide corporate business advisory services to the Company. The engagement is for an initial period of six (6) months. The Company agreed to pay Fastnet $3,000 for September 2014; $4,000 per month for October 2014, November 2014 and December 2014; and $5,000 per month for January 2015 and February, 2015. The Company made cash payments to Fastnet of $9,500 for consulting services rendered and accrued the remainder expense of $15,500 for consulting services rendered as accounts payable as of September 30, 2015. In addition, on November 14, 2014, the Company agreed to issue to Fastnet 250,000 shares of restricted common stock valued at $125,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance. The total value of the engagement was estimated at $150,000, which was recorded as prepaid expense in 2014 to be amortized over the six (6) month term of the engagement. The remaining prepaid expense was $42,666 at December 31, 2014, and the Company has amortized the remaining recorded $42,666 to consulting expense for the nine months ended September 30, 2015.

On November 14, 2014, pursuant to a separation agreement with an executive, the Company received 875,000 shares of returned common stock, which remain issued and not outstanding and held as treasury shares as of September 30, 2015.

On December 1, 2014, the Company engaged a financial advisor and placement agent to raise capital for the Company for a six months term. Pursuant to the terms of the agreement, the Company paid a non-refundable retainer of $10,000 and issued 50,000 shares of its common stock valued at $25,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance. The Company has recorded the offering costs of $35,000 for raising capital as prepaid consulting expense in the accompanying financial statements as of September 30, 2015.

Warrants
In April 2010, the Company granted three individuals, warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.25 per share as compensation in connection with the individuals providing introductions for raising capital for the Company. The warrants have a six year term and expire in April 2016. The fair value of 2,500,000 warrants at the original issue date was estimated to be $1,077,927 using a Black-Scholes option pricing model with an expected life of 6 years, a risk free interest rate of 2.96%, a dividend yield of 0%, and an expected volatility of 100%. The expected volatility was estimated to be 100% since the Company's stock is not traded and no historical volatility data is available. As these services were provided as part of the Company's equity funding, the value of the warrants were recorded within equity as part of the accounting for the related equity transactions.  There have been no other grants of warrant instruments through September 30, 2015.

The Company has not established a stock option plan nor has issued any stock options through September 30, 2015.

As a result of all common stock issuances and cancellations, the total common shares issued at September 30, 2015 were 47,747,165 of which 46,872,165 shares were outstanding and the remaining 875,000 shares were held in treasury.

Preferred Stock
At September 30, 2015, the Company had no shares of preferred stock issued or outstanding.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended
September 30, 2015 and 2014
(Unaudited)

NOTE 10 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses related to this in any such accounts. The Company's bank balances did not exceed FDIC insured amounts as of September 30, 2015 and December 31, 2014, respectively.

NOTE 11 – SUBSEQUENT EVENTS

From October 1, 2015 to November 12, 2015, the Company sold 2,200 shares of its common stock to an existing stockholder pursuant to a Private Placement and received a total cash consideration of $1,100.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

All references to "Holdings", "we", "our," "us" and the "Company" in this Item 2 refer to EMAV Holdings, Inc. and our wholly owned subsidiary, Electric Motors and Vehicles Company ("EMAV").

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "would" or "will" or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under "Risk Factors" in the 2014 Annual Report filed with the Securities and Exchange Commission on April 22, 2015. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing in the 2014 Annual Report filed with the Securities and Exchange Commission on April 22, 2015 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

Company Overview

Electric Motors and Vehicles Company ("EMAV") was started in March 2010 with the intent of bringing to market rugged electric vehicles. The business was initially focused on developing a relationship with the Jeep brand as that was the desired model to use for EMAV's electric vehicles. EMAV designed a trailer/camper in conjunction with the MOPAR division of Jeep. The camper was approved as the first camper to be branded as a Jeep. EMAV sold the Jeep Camper directly through dealerships in 2010 and 2011. EMAV abandoned its involvement in the project in 2011 due to slow sales and the lack of financial resources to support marketing for the program.

Through 2011 and 2012, EMAV focused its efforts on electric vehicle technology to be used in vehicles it planned to introduce. EMAV also developed the Power Regeneration Unit ("PRU"). It is a small camper designed to be towed behind an electric vehicle and is designed to significantly increase the range of the electric vehicle. EMAV has not commercialized the PRU and has not sold any units of the PRU. It is anticipated that at some time in the future the PRU may become one of the products offered by EMAV.

In 2013, EMAV once again focused its efforts on bringing to market a rugged electric vehicle. EMAV is described as a new car company which we propose to operate out of (i) a Jeep dealership we propose to acquire, and (ii) an assembly facility we propose to lease.  EMAV will design, assemble, and sell premium rugged sport adventure vehicles ("SAVs") to consumers, with an emphasis on offering electric versions, in addition to commercial products for the construction, fleet, military, homeland security and related industries. EMAV intends to acquire a Jeep automotive dealership through which it will conduct certain aspects of its operations, and which will also afford EMAV access to Jeep vehicles which will serve as the platform/foundation for its vehicle sales. The automotive industry has invested heavily in electric vehicle technology and most manufacturers are now introducing electric vehicles as part of their product line. In addition, a number of new companies have emerged which exclusively manufacture and sell electric vehicles. EMAV intends to be unique in the marketplace in that its proposed signature vehicle, the ES, will be based upon an existing iconic vehicle, the 4-door Jeep Wrangler.

On December 27, 2013, we acquired all of the issued and outstanding common shares of EMAV in exchange for issuing 38,840,525 shares of our common stock. In addition, we assumed the obligations of EMAV to issue common shares pursuant to all outstanding warrants. Following the closing of the merger, EMAV became our wholly-owned subsidiary and the combined entity solely engaged in EMAV's business. EMAV was the acquirer for financial reporting purposes and EMAV Holdings, Inc. was the acquired company. The merger was accounted for as a reverse-merger and recapitalization. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of EMAV and are recorded at the historical cost basis, and the consolidated financial statements after completion of the merger include the assets and liabilities of the Company and EMAV, and the historical operations of EMAV and operations of the combined company from the closing date of the merger. Subsequent to the merger, our operations are consolidated with the operations of EMAV.

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

EMAV has generated limited revenues from product sales, and no revenue from product sales during the three months and nine months ended September 30, 2015 and 2014, and for years ended December 31, 2014, 2013 and 2012. To date, we have funded our operations through the private sale of equity securities to accredited investors. We do not expect to generate revenue from product sales for at least the next twelve months.

We have an accumulated deficit of $5,172,704 as of September 30, 2015. Our net loss for the three months and nine months ended September 30, 2015 was $139,897 and $362,574 as compared to the net loss of $132,809 and $451,717 for the same comparable periods in 2014. Substantially all of our operating losses resulted from expenses incurred in connection with development of our vehicles and general and administrative costs associated with our operations.

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

Financial Operations Overview

Revenue and Cost of Goods Sold

We have not earned revenues from product sales for the three months and nine months ended September 30, 2015 and 2014, respectively. We do not expect to earn revenues from product sales for at least the next twelve months. We may never generate revenues from product sales as we may never succeed in selling our initial vehicle or commercializing any other products or vehicles.

Operating Expenses

Operating expenses for the three months and nine months ended September 30, 2015 were $124,723 and $334,632 as compared to $124,043 and $432,928 for the same comparable periods in 2014. Operating expenses for the three months ended September 30, 2015 and 2014 were approximately the same, however, operating expenses for the nine months ended September 30, 2015 over 2014 increased by $98,296 primarily due to the increase in depreciation expense and general and administrative expense.

Depreciation expense for the three months and nine months ended September 30, 2015 was $2,328 and $6,983 as compared to $1,329 and $6,150 for the same comparable periods in 2014. The Company acquired a design vehicle for $35,821 and additional property and equipment of $1,658 in late January 2014 and of $3,429 in May 2014. The Company adjusted and recorded the depreciated expense which resulted in an increase in depreciation expenses for the three months and nine months ended September 30, 2015 as compared to the same comparable periods in 2014.

General and administrative expenses ("G&A") for the three months and nine months ended September 30, 2015 were $122,395 and $327,649 as compared to $122,714 and $426,778 for the same comparable periods in 2014. G&A expense for the three months ended September 30, 2015 and 2014 were approximately the same, however, for the nine months ended September 30, 2015 over 2014, G&A expense decreased primarily due to (a) reduction of consulting expenses related to business advisory services for development plans of our business and initial design of our vehicle, (b) reduction of expenses related to finance, business development and support functions, and (c) reduction in investor relations expenses. Such reductions were offset by (a) increase in professional fees for auditing and legal services, (b) stock transfer agent services, and (c) travel and other administrative expenses.

We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors' and officers' insurance premiums, fees for investor relations services and enhanced business and accounting systems, and other costs.

Other Income and Expenses

We did not record any other income for the three months and nine months ended September 30, 2015 and 2014, respectively.

Other expenses consisted of interest expense of $13,667 and $26,435 for the three months and nine months ended September 30, 2015 as compared to interest expense of $8,766 and $18,789 for the same comparable periods in 2014.  Interest expense was accrued and recorded on a (a) $53,000 stockholder loan obtained by us on May 23, 2013 for our working capital requirements. In conjunction with the execution of $53,000 stockholder loan, we issued 100,000 shares of our common stock to the lender as additional consideration, and recorded a debt discount of $30,000 which is being accreted to interest expense over the term of the promissory note, (b) $40,000 stockholder loan obtained on June 18, 2014 for our working capital requirements. In conjunction with the execution of $40,000 stockholder loan, we recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the loan term of 34 months, and (c) Convertible Promissory Note ("CPN") executed on August 17, 2015 of $50,000, bearing 10% interest and maturing on May 17, 2016. In connection with the issuance of the CPN, we recorded a debt discount of $5,000 which will be amortized to interest expense over the term of the draw of nine months. In accordance with ASC 815, we recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $3,307 for a total initial embedded conversion option liability of $53,307 on the date of issuance of Note.

As a result, the Company recorded interest expense of $1,901 and $4,717 on the shareholders loans and CPN for the three months and nine months ended September 30, 2015 as compared to $1,743 and $3,581 for the same comparable periods in 2014. In addition, the Company recorded interest expense of $11,766 and $21,718 related to the amortization of original issue discount and debt discount related to the shareholders loans and CPN for the three months and nine months ended September 30, 2015 as compared to $7,023 and $15,207 for the same comparable periods in 2014.

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

As of September 30, 2015, we had $5,338 of cash and cash equivalents compared to $63,914 at December 31, 2014. We believe that our existing capital resources, together with interest thereon, will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

Funding may not be available to us on acceptable terms or at any terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or even suspend development of our initial vehicle. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, grants from the federal government, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our vehicle and future revenue streams, and we may have to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders' rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

The accompanying financial statements for the nine months ended September 30, 2015 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 22, 2015, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management's plans include selling our common stock to investors to raise working capital for operations and there is no assurance these plans will be realized.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $257,426 which resulted primarily from the loss of $362,574, depreciation expense of $6,983, amortization of prepaid consulting services for stock issuances of $42,666, amortization of debt discount of $14,435, amortization of embedded conversion option liability, net of discount of $10,340, increase in accounts payable of $27,557, and increase in accrued liabilities of $3,167. Net cash used in operating activities for the nine months ended September 30, 2014 was $346,982 which resulted primarily from the loss of $451,717, depreciation of $6,150, amortization of prepaid consulting services for stock issuances of $83,333, amortization of debt discount of $15,208, decrease in accounts payable of $2,000, and increase in accrued liabilities of $2,044.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $0. Net cash used in investing activities for the nine months ended September 30, 2014 was $40,908 due to purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $198,850 primarily due to the receipt of cash proceeds of $162,800 received from sale of common stock, cash received from convertible promissory note of $45,000, cash received from a related party of $10,000 for working capital, and cash payments of $18,950 against the loan received from a stockholder. Net cash provided by financing activities for the nine months ended September 30, 2014 was $288,085 primarily due to the cash proceeds of $262,500 received from sale of common stock, cash proceeds of $3,000 received from a related party for short-term advances, cash proceeds of $40,000 received as a loan from a stockholder, and cash payments of $17,415 against the loan received from a stockholder.

As a result of the above activities, we experienced a net decrease in cash of $58,576 and $99,805 for the nine months ended September 30, 2015 and 2014, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

Contractual Commitments and Contingencies

The following table summarizes our obligations and commitments to make future payments under our contractual obligations:

Contractual Obligations

Stockholder Notes Payable
On June 18, 2014, the Company executed a promissory note (the "Note 1") with a stockholder third party lender in the principal amount of $40,000. The terms of the Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty.

On May 23, 2013, the Company executed a promissory note (the "Note 2") with a stockholder third party lender in the principal amount of $53,000. The terms of the Note 2 required us to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning  February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable. On March 30, 2015, the Company and the stockholder mutually agreed to extend the due date of payment of Note 2 to April 1, 2016, at which time, the entire principal amount plus and all accrued interest shall be due and payable.

Other Obligations

In October 2013, we entered into a settlement agreement with a creditor to pay $15,000 of which we paid $3,000 in November 2013 and agreed to pay twelve monthly installments of $1,000 each starting December 2013. As of September 30, 2015, we have made payments in the amount of $5,000 covering the eight months ended April 30, 2014, and the remaining liability on the settlement was $7,000. The Company plans to make a payment of $7,000 for the months covering May 2014 through November 2014. Demand for payment of the delinquent balance has not yet been received by the Company.

JOBS Act Accounting Election

We are an "emerging growth company," as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management's most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 of our annual consolidated financial statements included in the 2014 Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605, "Revenue Recognition", which includes the guidelines of Staff Accounting Bulletin No. 104.

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

Share based payments to non-employees are accounted for under the measurement and recognition criteria of ASC 505-50 "Equity Based Payments to Non-Employees".

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-K. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act"), and as provided in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and, therefore, are not required to provide the information requested by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on their evaluation, management concluded as of September 30, 2015 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management's Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company's internal control over financial reporting. The evaluation was based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

With respect to validation of the completeness and accuracy of underlying data used in the determination of stock issuance and accounting transactions, management intends to:

•	Timely issue all stock certificates contemporaneous with the closing of transactions resulting in a stock issuance.

•	Have the Company's independent transfer agent issue all stock certificates to stockholders listed on the Company's stock ledger.

•	As soon as the Company can afford it, hire an employee who will be dedicated to overseeing all stock issuance and related matters.

With respect to timely and accurate filing of our financial results, management intends to:

•	As soon as the Company can afford to do so, engage consultants to identify efficiencies and enhance reporting capabilities as well as opportunities to reduce the incidence of errors.

•	Implement more robust accounting policies and work with consultants to streamline activities and implement best practices.

•	As soon as we can afford to do, hire a Chief Financial Officer so the same person is not serving as both Chief Executive Officer and Chief Financial Officer.

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

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and any adverse result in these or other matters may arise from time to time that could harm our business. The Company's officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A.	Risk Factors.

The section entitled "Risk Factors" in the 2014 Annual Report filed with the Securities and Exchange Commission on April 23, 2015 is hereby incorporated by reference in this report as if set forth herein in its entirety.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2015, pursuant to private placements we sold a total of 182,600 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $91,300 in aggregate proceeds to the Company.

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

101*+
The following materials from the Company's Annual Report on Form 10-K for the annual  period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting  Language): (i) Consolidated Balance Sheets as at December 31, 2014 and 2013;  (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013;(iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Previously filed with the Company's Form 10 filed with the SEC on November 12, 2008 and incorporated herein by reference.
(2)	Incorporated by reference to Exhibit 2.1.4 to the Annual Report on Form 10-K filed with the SEC on 30 January 2012.
(3)	Previously filed with the Company's Form 8-K filed on December 31, 2013 and incorporated herein by reference.
(4)	Previously filed with the Company's Form 8-K filed on April 7, 2010 and incorporated herein by reference.
(*)	Filed herewith.
+
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2015		EMAV Holdings, Inc.

	By:	/s/ Keith A. Rosenbaum
KEITH A. ROSENBAUM,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)