Form 10-K
period 2015-12-31
EMAV Holdings, Inc.
filed 2016-04-04
CIK 1076744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2015 to December 31, 2015

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

Common Stock, $.001 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ð     NO   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ð     NO    ☑

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES    ☑    NO  ð

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES    ☑    NO  ð

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES    ☑    NO   ð

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [    ]        Accelerated filer     [    ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)          Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ð   NO    ☑

The aggregate market value of the registrant's voting stock held by non-affiliates, computed on the basis of the closing price of the registrant's common stock on the OTCQB on June 30, 2015, was approximately $12,471,273 (16,628,364 shares at $0.75 per share).

As of April 1, 2016, there were 48,841,071 shares of the registrant's common stock, $0.001 par value per share, outstanding.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms "we", "us", "our", "Holdings" and the "Company" refer to EMAV Holdings, Inc., a Delaware corporation, and its subsidiaries, Electric Motors and Vehicles Company, a Delaware corporation ("EMAV"), and Endurance Auto Group, Inc., a Delaware corporation ("Endurance"), unless otherwise stated.

EMAV HOLDINGS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management's current expectations, assumptions, and beliefs concerning future developments and their potential effect on our business, and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition, and stock price. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would", "if, "shall", "might", "will likely result, "projects", "goal", "objective", or "continues", or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, in particular, risks relating to:

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

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled "Risk Factors." Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this prospectus to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

CERTAIN REFERENCE AND NAMES OF OTHERS USED HEREIN

This Annual Report contains additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies' trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1.                          BUSINESS

Recent Corporate Developments

Management Team
Effective November 14, 2014 Wil Cashen voluntarily resigned all positions with us, including Chief Technology Officer. In connection with Mr. Cashen's resignation he also voluntarily agreed to forfeit a substantial portion (approximately 22.8% of our outstanding shares as of November 14, 2014) of the shares of our common stock previously allocated to him.

In response, in part, to Mr. Cashen's voluntary resignation and the cost of maintaining employees, our management team decided to engage a number of consultants to perform certain strategic tasks and services. Some consultants will provide these services on as-needed basis, will others will provide services on an on-going, consistent basis which will likely result in the eventual hiring as a full-time employee. These consultants render a wide range of services including though not limited to accounting and financial; engineering; electric vehicle production; vehicle assembly; strategic relationships; insurance; liability assessment; investor relations and communications; capital raising; and, the auto dealership business.

New Corporate Strategy
As a result of a comprehensive business review by our management team, in December, 2014, we formulated and began to execute a new business strategy focused on providing our investors a single point of entry into two fast-growing automotive markets: (1) ownership of car dealerships; and, (2) sale of commercial and consumer electric vehicles. We are working with experts in the car dealership field to acquire profitable, volume-brand dealerships in select markets. We will, at the same time, continue our efforts to provide the electric vehicle EV market with a multipurpose (consumer and commercial) vehicle built on the most widely sold 4x4 vehicle platform in the world – the Jeep® Wrangler, and the best-selling truck in North America, the Ford® F-150.

We propose to execute a roll-up of select car dealerships that meet our unique criteria. Our dealership acquisition model should provide investor-grade assets, positive cash-flow, and minimize risk. A core theme in our dealership roll up strategy is to acquire a Ford dealership and a Jeep dealership to leverage the sales of our EMAV all-electric vehicles for commercial, fleet, municipal, military and consumer sales.

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

Organizational History

PopBig, Inc., a Delaware corporation (the "Company" or "PopBig"), was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc. for the purpose of engaging in the incentive marketing business. At the time of formation, the Company was authorized to issue 7,500 shares of $1.00 par value common stock.

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

Effective October 31, 2005, the Company approved and authorized a plan of quasi-reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its November 1, 2005 balance sheet as a "quasi-reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From November 1, 2005 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

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

On or near August 27, 2008, Corporate Services International, Inc. agreed to contribute $20,000 as paid in capital to PopBig on November 4, 2008. This capital contribution is separate from and in addition to the $12,562 capital contribution by Century Capital Partners, LLC. PopBig has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to re-domicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a stockholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

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

On October 11, 2007, American Surface Technologies International, Inc. was incorporated in Delaware for the purpose of merging with American Surface Technologies International, Inc., a Florida Corporation so as to effect a re-domicile to Delaware. The Delaware Corporation is authorized to issue 250,000,000 shares of $0.001 par value common stock and 2,000,000 shares of $0.001 par value preferred stock. On December 11, 2007 both American Surface Technologies International the Florida corporation and American Surface Technologies International the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the Florida Corporation's stockholders received one share of new (Delaware) common stock for every one share of old (Florida) common stock they owned. All outstanding shares of the Florida Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the Florida Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

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

Effective as of September 30, 2011, the Company changed its name from Ravenwood Bourne Ltd. to PopBig, Inc. The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, PopBig, Inc., with and into the Company, with the Company as the surviving corporation. To effectuate the merger, the Company filed its Certificate of Merger with the Delaware Secretary of State and the merger became effective on September 30, 2011. The Company's board of directors approved the merger which resulted in the name change. In accordance with the Delaware General Corporation Law, stockholder approval of the merger was not required. On the effective date of the merger, the Company's name was changed to "PopBig, Inc." and the Company's Certificate of Incorporation was amended to reflect this name change.

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

On January 24, 2013, immediately following the appointment of Mr. Rosenbaum, Fotis Georgiadis resigned as a member of our Board and resigned all officer positions he previously held. Mr. Georgiadis' resignation was voluntary; it was the result of the prior agreement and understanding under which Mr. Rosenbaum acquired the 12,000,000 shares from Bedrock. Mr. Georgiadis' departure was amicable.

On January 24, 2013, immediately following the departure of Mr. Georgiadis, Mr. Rosenbaum was appointed as our CEO, CFO, and Secretary. At this time, the Company does not have any employment or other arrangements with Mr. Rosenbaum regarding his current position as our sole officer and director.

On December 27, 2013, the Company and EV Pop Acquisition Company, a Delaware corporation ("Merger Sub"), a wholly owned subsidiary of the Company, and EMAV, a privately held company incorporated in Delaware, executed an Agreement and Plan and Reorganization ("Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub merged with and into EMAV, with EMAV being the surviving entity of the transaction, which is sometimes referred to herein as the "Merger". Additionally, just prior to and in anticipation of the Merger, the Company changed its name on December 27, 2013 from PopBig, Inc. to EMAV Holdings, Inc. Following the closing of the Merger, EMAV became a wholly-owned subsidiary of the Company, with the former stockholders of EMAV owning 97.4% of the outstanding shares of common stock of the combined company. The Merger was accounted for as a reverse-merger and recapitalization. EMAV was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of EMAV and are recorded at the historical cost basis of EMAV, and the consolidated financial statements after completion of the Merger include the assets, liabilities and operations of the Company and EMAV (the "Combined Company"), from the closing date of the Merger. Additionally all historical equity accounts of EMAV, including par value per share, share, and per share numbers, have been adjusted to reflect the number of shares received in the Merger. As a result of the Merger, the Company changed its fiscal year-end from October 31 to December 31. This change was effected for business reasons to coincide with the fiscal year-end of EMAV. As a further result of the Merger we acquired the business of EMAV and will continue the business operations of EMAV as our primary business operations.

Business Plan

Electric Vehicles
Our wholly-owned subsidiary, Electric Motors and Vehicles Company, Inc. ("EMAV"), is a new car company. It is anticipated that the sales, marketing, and administrative functions for our commercial electric vehicles will be operated out of the Detroit, Michigan area. All other functions, including though not limited to all assembly operations; sales and marketing for our consumer sales; and, all other general corporate administrative functions will be conducted in a facility which location we have yet to determine. We have identified suitable properties in a number of locations though we have not yet leased or acquired or made any formal arrangements for such lease or acquisition of a facility.

Consumer Vehicles
EMAV will design, assemble, and sell premium rugged sport adventure vehicles ("SAVs"), with an emphasis on offering electric versions. EMAV intends to acquire a Ford and a Jeep automotive dealership through which it will conduct certain aspects of its operations, and which will also afford EMAV access to Ford and Jeep vehicles which will serve as the platform/foundation for its vehicle sales. The automotive industry has invested heavily in electric vehicle technology and most manufacturers are now introducing electric vehicles as part of their product line to the consumer public. In addition, a number of new companies have emerged which exclusively manufacture and sell electric vehicles. EMAV intends to be unique in the marketplace in that its proposed signature vehicle (the "ES"), will be based upon an existing iconic vehicle; the 4-door Jeep Wrangler.

EMAV proposes to design, develop, manufacture, and sell premium rugged electric vehicles built from the base chassis of the 4-door Jeep Wrangler, and commercial use plug-in hybrid electric vehicles on the chassis of the Ford F-150. We will be a low volume vehicle design, engineering, and manufacturing company focusing on premium rugged electric vehicles. Our initial product offering will focus on the consumer market.

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

This Annual Report contains additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies' trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

We plan to begin shipments of our signature vehicle, the EMAV ES, in Spring 2017. In order to do so we must raise sufficient capital so that we can build sales/demonstration models for placement at Jeep dealerships and promote the vehicle through a marketing campaign. We plan to begin shipments of our plug-in hybrid electric Ford F-150 in early 2017. Again, we need to do raise sufficient capital so that we can build sales/demonstration models and promote the vehicle through a marketing campaign. As of the filing of this Annual Report we have not yet produced any vehicles. We will be adapting the platform architecture of the 4-door Jeep Wrangler to develop our EMAV ES. This all electric vehicle is designed to create a new niche in the automotive industry: a luxury/premium all electric SUV, which we refer to as a premium Sport Adventure Vehicle.

We plan to begin shipments of our signature vehicle, the EMAV ES, in Spring 2017. We plan to begin shipments of our plug-in hybrid electric Ford F-150 in early 2017. As of the filing of this Annual Report we have not yet produced any vehicles. We will be adapting the platform architecture of the 4-door Jeep Wrangler to develop our EMAV ES. This all electric vehicle is designed to create a new niche in the automotive industry: a luxury/premium all electric SUV, which we refer to as a premium Sport Adventure Vehicle.

We propose to sell our vehicles directly through auto dealership we plan to acquire, as well as on the internet through those dealership, and directly to commercial users. We also propose to sell our vehicles directly through selected dealerships we don't own throughout North America, and then globally. We may also lease small retail spaces in high-traffic areas (such as shopping malls and retail areas of large metropolitan areas) in order to highlight and advertise our product offerings. We will deploy a build-on-demand model so as to keep finished inventory low. Similar to the manner in which many large laptop manufacturers operate, we will maintain low levels of parts and platform vehicles, and then build the vehicle "to order" when our customer places the order. We believe that this approach provides us with a competitive advantage as compared to incumbent automobile manufacturers.

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

Most of the pre-programming and design work for our EMAV ES has already been completed. Our successful efforts are summarized as follows:

●	Jeep Wrangler® platform review, spec and component design	Completed

●	System sizing	Completed

●	Engineering for all packaging	Completed

●	Battery sizing, quantity and packaging	Completed

●	Packaging studies for front end redesign and interior redesign	Completed

●	Vehicles tear-down studies including labor hours	Completed

●	Battery regeneration including controls strategy; to be re-verified on first demo unit	Underway

●	Engineering financials including line speed for both demo unit and production run	Known

●	Sources for both demo and production components	Identified

●	Assembly and up-fitting facility in Michigan	Identified

●	20 unit build for sales, celebrity promotion, & marketing	Pending Financing

Commercial Vehicles
We also plan to enter the market for commercial applications and the military, homeland protection, civil, and law enforcement markets. By using a single platform for both commercial and consumer use (the 4-Door Jeep Wrangler and the Ford F-150), we will leverage economies of scale and operating efficiencies to simultaneously produce consumer and commercial vehicles from a single facility. Our signature commercial vehicles will consist of two vehicles:

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

Acquisition of Car Dealerships
Our engagement of and association with industry experts should give us the ability to identify, acquire, operate, and integrate auto dealerships. Our roll-up strategy is designed to not compete with the larger acquirers recently entering into this same space. We propose to acquire mid-market, smaller, profitable dealerships often overlooked by the private equity groups and public companies which are now actively pursuing acquisitions in this space. We have identified and initiated discussions with a number of experienced professionals to manage and operate this segment of our business.  These individuals are auto industry veterans and have owned and operated car dealerships for many years.

Our Advisory Boards

We plan to create and name members to an Advisory Board this year. To better understand the markets we are entering, and to make sure our products are of the highest quality and relevance to users, we will invite professional athletes, subject matter experts, industry specialists, media and technology experts, former military leaders, and former politicians to join our Advisory Board. These individuals will sit in on Company meetings, visit trade-shows and industry events, and provide their recommendations and advice to us. Individuals will be appointed to the Advisory Board for a period of one year, and can be asked to continue serving on the Advisory Board annually.

We will assemble a separate Advisory Board to help ensure we acquire the "right" car dealerships. This Advisory Board will review each potential car dealership acquisition and advise accordingly. Members of this Advisory Board will be comprised industry experts, finance experts, recognized roll-up experts from other industries, and current owners of car dealerships. Membership may also include other members of our management team.

Industry

We plan to operate in the automotive industry sector. Our presence in the electric vehicle side of our business will include electric vehicle design, development, engineering, and manufacturing with a focus on creating a new market segment: a premium vehicle which is an electric Sport Adventure Vehicle. The automotive industry sector is dominated by large original equipment manufacturers (also referred to as "OEM's") which require large annual volumes to keep their plants working efficiently (typically in excess of 10,000 units per month) and thus leave low volume requirements to specialist manufacturers (usually in the order of less than 1,000 per month). The economies of scale necessary for the large OEM's to achieve break even preclude the production of these lower volumes. The large OEM's also buy technological development from outside their core business (which is manufacturing and marketing), primarily from design and development companies. In particular those in the emerging technology area of electric vehicle drive trains provide significant input into the development of OEM products for large automobile companies. These companies are known as second or third tier suppliers. In addition, due to the much lower sale numbers large OEMs typically do not venture into these areas of specialized vehicles, and, as a result, there is a market for niche vehicle manufacturers producing anything from low volume specialty or niche consumer vehicles to military vehicles, commercial fleet vehicles, and emergency service products. These specialist companies have faced pressure to produce products with zero or low exhaust emissions in order to meet both customer and regulatory demands related to the environment.

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

EMAV plans on commencing deliveries of the EMAV ES in major U.S. metropolitan areas by Spring of 2017. The 4- door Jeep Wrangler platform will be used for the EMAV ES, with significant upgrades in quality, comfort performance, and technology. The EMAV ES model will be the world's first and only all-wheel drive zero emission electric vehicle. The re-design of the vehicle should improve aero-dynamics as well as differentiate the EMAV ES as a completely new, different vehicle. Our vehicles will offer an upgraded interior focusing on comfort; technologies to manage the energy use of the efficient powerful electric motor; and, electronic technology providing the driver with a multitude of real time information and constant internet connectivity from a redesigned dashboard and large touch screen control displays.

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

The EMAV ES will be powered by the world's first 2-speed all-wheel drive electric motor that delivers high performance driving on any road surface or off road environment. The EMAV ES will be able to be plugged into nearly any outlet in the world and depending on the charging source, be completely charged in less than 45 minutes, or in the convenience of an owner's garage overnight. The EMAV ES is intended to deliver energy, excitement, adventure, and endless lifestyle possibilities. In addition to zero emissions, the electric motor of the EMAV ES should provide instant torque, power, acceleration, and performance at levels comparable to high performance sports cars.

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

Our initial sales focus will be on the consumer market. Thereafter we plan to access and exploit opportunities in the commercial and military marketplaces. Our efforts must successfully access the following distribution points and sales opportunities:

1.	Acquire a Jeep dealership for initial access to inventory and distribution.

2.	Build and educate our sales staff.

3.	Establish relationships with Jeep dealers in key target markets.

4.	Build credibility and confidence in the top tier Jeep dealerships throughout North America.

5.	Set up a sales and support system for that dealer network which promotes our mutually beneficial economic goals.

6.	Promote EMAV vehicles online and at Jeep dealerships.

7.	Promote the EMAV brand at car shows, trade shows, and similar public relations events.

8.	Approach at a high level commercial fleet business and government/military accounts, as well as delivery, freight, and service vehicles.

9.	Partner with parallel industry markets, specifically the charging station eco-system.

10.	Open sales markets/territories through Jeep dealership access points in all major North American markets by year December, 2016.

11.	Use sales and promotional events to attract press coverage, provide opportunities for press and public relations, and place us within our target market buyers.

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

Our success in the electric vehicle business will depend, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patent applications, trade secrets, including know-how, employee, and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of 01 April 2016 we have the following provisional patents:

1.            Electric Drive Transaxle Unit: The uniqueness of our "Split Shaft Design" is the power to frame size to weight ratio, meaning it is a very small dive unit that delivers direct drive power to the ring gear attached to the drive axle. A 2 speed transmission located at the front of the electric motor as part of the complete assembly. The 2 speed transmission is electronically controlled and has fewer moving parts than any other transaxle system designs. Our Split Shaft Modular System Design is simple to install as a complete drive system. Our Split Shaft unit connects to the electric power source and the power controller. There are no other electro-mechanical systems needed.

2.            Power Regeneration Unit: The Power Regeneration Unit ("PRU") is a sophisticated vehicle system that incorporates several layers of technologies in electronics, and electro-mechanical devices operating as one system to improve energy consumption of the PRU's host vehicle. The PRU is a self-guided and self-powered vehicle that follows the commands transferred to it electronically from an array of installed system sensors. These sensors deliver functional orders to the PRU's power and system controllers providing seamless operation between the PRU and the host vehicle. The PRU is designed to deliver energy to the host vehicle over any roads and under most common road conditions. This supply of generated electric power extends the range of any full electric vehicle and also doubles as a power supply for charging an electric vehicle's batteries in stationary mode.

3.            Topographic Power Controller: The Topographic Power Controller ("TPC") is based on our Topomatic© electronic communications system design and utility. The TPC performs all intellectual functions attributed to landscapes encountered by electric vehicles for long distance operations. All electric vehicle batteries have specific duty cycles based on their energy density or the ability to hold a long term charge. Detours and elevation changes in the landscape set the field of operation for our Topomatic systems. The TPC receives data signals from satellites that allow the TPC to control vehicle battery charging, vehicle speed and energy consumption as a function of road surface and attitude changes. This unique method of control reduces power demands at critical attitudes and alters battery charging duty cycles as needed before in demand.

4.            Staged Radial Electric Motors: The design and staging of an array of radial electric motors and clutches controlled either sequentially or as a unified coupled drive, allows for significant energy savings. Additionally, motors can be used as generators in hybrid applications then electromechanically connected to the drive array when needed for additional power and torque. Freewheeling mass is eliminated through this unique method, allowing for energy consumption saving and delivery power and torque at critical points in a vehicle's operation.

5.            Radial Electric Drive Differential: Our Radial Electric Drive Differential ("REDD") is a drive system that reduces packaging of the electric drives when space is important and the reduction of components is needed for cost savings. The REDD incorporates the current design of electronic differentials isolating a radial permanent magnet rotor array from the active differential to allow for freewheeling speed changes, dynamic power control, regenerative braking for a specific wheel or in locked differential operation. Smaller packaging opportunities are also possible within the REDD design.

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

Government Regulation

Regulatory Credits

In connection with the expected delivery and placement into service of our zero emission vehicles in the United Sates, we believe we will earn various tradable regulatory credits that can be sold to other manufacturers. Under California's Low-Emission Vehicle Regulations and those of states that have adopted the California standards, vehicle manufacturers are required to ensure that a portion of the vehicles delivered for sale in those states during each model year are zero emission vehicles. Currently, the states of Arizona, California, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island, and Vermont have such laws in effect. These laws provide that a manufacturer of may earn credits, referred to as "ZEV" credits, if they produce more zero emission vehicles than the minimum quantity required by those laws. Those manufacturers with a surplus of credits may sell those excess credits to other manufacturers who can then apply such credits to comply with the regulatory requirements, including making up for deficits. As a manufacturer of solely of zero emission vehicles, we have no minimum requirement, and as a result, we earn ZEV credits on each vehicle sold in such states. We believe we will be able to other automobile manufacturers the ZEV credits that we earn.

Recently, California passed amendments to the ZEV mandate that would require all large volume manufacturers (those manufacturers selling 20,000 or more vehicles in California in 2018) to increase the number of zero emission vehicles sold starting in 2018. Under the new requirements, by 2025 up to 15.4% of each large volume manufacturers' fleet must be made of zero emission vehicles. All states that have adopted the California program will amend their programs to conform to the new California standards.

Additionally, under the Environmental Protection Agency's (EPA) national greenhouse gas (GHG) emission standards, vehicle manufacturers are required to meet fleet-wide average carbon dioxide emissions standards for cars and trucks at increasingly lower levels annually from 2012 – 2025. Those manufacturers whose fleet wide average fails to meet such standards have a deficit in their emission profile. Those manufacturers whose fleet wide average performs better than such standards may earn credits. Manufacturers may sell excess credits to other manufacturers who can apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we earn the full amount of GHG credits established by the standards on each vehicle sold. We believe we will be able to sell the credits that we earn to other automobile manufacturers.

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

The Federal Trade Commission (FTC) will require that we calculate and display the range of our electric vehicles on a label we affix to the window of the vehicle. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the United States EPA's combined city and highway testing cycles. In July 2011, the EPA announced new energy efficiency testing methodologies and labeling requirements for electric vehicles. We expect the FTC to issue amended rules to conform to the EPA standards, which will result in FTC labels mirroring the current EPA label.

The Automobile Information and Disclosure Act require manufacturers of motor vehicles to disclose certain information regarding the manufacturer's suggested retail price, optional equipment and pricing. In addition, that law also allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.

Regulation—Battery Safety and Testing

We anticipate that our battery pack will conform to mandatory regulations that govern transport of "dangerous goods" that may present a risk in transportation, which includes lithium-ion batteries. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration (PHMSA) are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped such as by ocean vessel, rail, truck, or by air.

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

Employees

As of December 31, 2015 we had no employees. We utilize the services of consultants on a regular basis.

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

Company Information; Available Information

The Company was originally incorporated on May 14, 1987 in Florida as Ventura Promotion Group, Inc. After a series of names changes and a re-domicile to the State of Delaware (in 2007), in December 2013 the Company and EV Pop Acquisition Company, a wholly owned subsidiary of the Company, and EMAV, at that time a privately held company incorporated in Delaware, executed an Agreement and Plan and Reorganization (the "Merger Agreement"). Pursuant to the Merger Agreement EMAV was the surviving entity of the transaction, which is sometimes referred to herein as the "Merger". Additionally, just prior to and in anticipation of the Merger, the Company changed its name on December 27, 2013 to EMAV Holdings, Inc. Following the closing of the Merger, EMAV became a wholly-owned subsidiary of the Company, with the former stockholders of EMAV owning 97.4% of the outstanding shares of common stock of the combined companies.

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

We have incurred significant losses since inception, including a net loss of $488,517 and $3,735,480 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we have an accumulated deficit of $5,298,647. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our signature vehicle. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

We have a history of recurring losses. As of December 31, 2015, we have incurred a cumulative net loss of approximately $5,298,647.

As of December 31, 2015, we had $1,802 in cash and cash equivalents, $81,120 in total assets and $321,716 in total liabilities. For the year ended December 31, 2015, net cash used in operating activities was $305,157.

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

We expect that we will need to increase our liquidity and capital resources in our current fiscal year and in future periods. We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders' ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, stock splits; acquiring other companies, businesses, or products in exchange for shares of common stock; issuing shares of our common stock to partners in connection with strategic alliances; attracting and retaining employees by the issuance of additional securities; satisfying any debt we may have by issuing equity securities; or, other transactions and corporate purposes that our Board of Directors (the "Board") deems are in our best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. For example, without further stockholder approval, our Board could approve the sale of shares of common stock in a private transaction to purchasers who may oppose a takeover or favor our current Board. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.

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

We face significant barriers as we attempt to produce our first vehicle, the EMAV ES. We currently have all design work completed for a drivable early prototype, though have not yet produced an actual drivable prototype. Further, we do not currently have a full production prototype, a final design, a built-out manufacturing facility, or a manufacturing process. The automobile industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements and establishing a brand name and image and the need to establish sales and service locations. As a manufacturer and seller of primarily electric vehicles, we will face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter including additional costs of producing an electric power-train that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of lithium-ion batteries and unproven high-volume customer demand for fully electric vehicles. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

We have no experience with using a single platform in the design and manufacture of our vehicles.

If we are unable to effectively leverage the benefits of using an existing vehicle platform (the 4-door Jeep Wrangler) for our signature vehicle, our business prospects, operating results, and financial condition would be adversely affected. We intend to design the ES so that we do not have to create a vehicle from "scratch". We have limited experience with using such a platform in the design and manufacture of our vehicles. We may make changes to the design of the ES that may make it more difficult to use the 4-door Jeep Wrangler platform for future electric vehicles. There are no assurances that we will be able to use the 4-door Jeep Wrangler platform to bring our vehicles to market faster or more inexpensively by leveraging use of this platform or that there will be sufficient customer demand for electric vehicles based of this platform.

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

The battery pack we propose to use in the ES will be a lithium-ion battery, which have been used for years in laptops and cell phones. On rare occasions, lithium-ion batteries can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these batteries. The events have also raised questions about the suitability of these lithium-ion batteries for automotive applications. There can be no assurance that a failure of the battery packs we will use will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor's electric vehicle, especially those that use a high volume of batteries similar to those to be used by us, may cause indirect adverse publicity for us. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition, and operating results.

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

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. Further, our electric vehicles may not perform consistent with customers' expectations or consistent with other vehicles currently available. For example, our electric vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

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

We will need to make special arrangements with Jeep dealerships. Such arrangements may be expensive and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our vehicles because of the lack of a more widespread service network. If we do not adequately address our customers' service needs, our brand and reputation will be adversely affected, which in turn, could have a material and adverse impact on our business, financial condition, operating results and prospects.

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

Our future success depends on our ability to retain our key executives and consultants and to attract, retain and motivate qualified personnel.

We are highly dependent on some of the consultants with which we work, and the other principal members of our executive team listed under "Management". Employment with our executives and other employees are currently "at will", meaning that there is no mandatory fixed term and their employment with us may be terminated by us or by them for any or no reason. The loss of the services of any of our executives or other key employees or consultants might impede the achievement of our research, development, and commercialization objectives. Recruiting and retaining qualified engineering and mechanical personnel, accounting personnel, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain qualified personnel on acceptable terms, or at all, given the competition in the electric vehicle market for similar personnel. In addition, we rely on consultants and advisors to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We face an inherent risk of product liability. Automotive production involves the risk of product liability claims and associated adverse publicity. Claims might be made by purchasers of our vehicles, people injured in accidents or events involving our vehicles, other Jeep dealerships, or others. We may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable for use. Any product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our vehicles. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our vehicles;

•	injury to our reputation;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management's time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, marketing or promotional restrictions;

•	loss of revenues from vehicle sales; and

•	the inability to commercialize our vehicles.

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

Securities legislation in the United States makes it relatively easy for stockholders to sue. This could lead to frivolous law suits which could take substantial time, money, resources, and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we were to be sued, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business. If we are required to defend patent infringement actions brought by third parties, or if we sue to protect our own patent rights or otherwise to protect our proprietary information and to prevent its disclosure, we may be required to pay substantial litigation costs and managerial attention may be diverted from business operations even if the outcome is in our favor. If we are required to defend our patents or trademarks against infringement by third parties, we may be required to pay substantial litigation costs, managerial attention and financial resources may be diverted from our research and development operations even if the outcome is in our favor.

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

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;

•	the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;

•	the decline of an electric vehicle's range resulting from deterioration over time in the battery's ability to hold a charge;

•	varied calculations for driving ranges achievable by EVs;

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	concerns by potential customers that if their battery pack is not charged properly, it may become unusable and may need to be replaced;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers' desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers' perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of electric vehicle charging systems and consumers' perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles; and

•	perceptions about and the actual cost of alternative fuel.

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

The range of our electric vehicles on a single charge declines over time which may negatively influence potential customers' decisions whether to purchase our vehicles.

The range of our electric vehicles on a single charge will decline principally as a function of usage, time, and charging patterns as well as other factors. For example, a customer's use of one of our vehicles as well as the frequency with which they charge the battery pack of their vehicle can result in additional deterioration of the battery pack's ability to hold a charge. Such battery pack deterioration and the related decrease in range and power may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

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

Contamination at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our manufacturing facilities that could require significant time and financial resources and negatively impact our ability to operate these facilities, which would adversely impact our business prospects and operating results.

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

Once we acquire stores, manufacturers will also consider our performance at the other stores. Industry performance standards are measured by the Minimum Sales Responsibility scores, Customer Satisfaction Index scores, and Sales Satisfaction Index scores. At any point in time, certain stores may have scores below the manufacturers' sales zone averages or have achieved sales below the targets manufacturers have set. Our failure to maintain satisfactory scores and to achieve market share performance goals could restrict our ability to complete future store acquisitions.

Acquisition risks
We will face risks commonly encountered with growth through acquisitions. These risks include, though are not limited to, the following:

•	failure to identify and acquire targets;

•	incorrectly valuing stores to be acquired;

•	failure to integrate the operations and personnel of acquired stores;

•	failure to achieve forecasted sales levels;

•	incurring significantly higher capital expenditures and operating expenses;

•	incurring additional facility renovation costs or other expenses required by the manufacturer;

•	entering new, unfamiliar markets;

•	strain on our existing systems, procedures, structures and personnel;

•	encountering undiscovered liabilities and operational difficulties at acquired dealerships;

•	diverting the resources of our management;

•	disrupting our ongoing business;

•	encountering latent or undiscovered liabilities and operational difficulties at acquired stores; and

•	failing to obtain a manufacturer's consent to the acquisition of one or more of its stores.

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

Operating and financial condition
We will undertake and conduct a significant amount of due diligence and investigation in considering each acquisition opportunity. Even so there remains an unavoidable level of risk remains regarding the actual operating condition of acquired stores and we may not have an accurate understanding of each acquired store's financial condition and performance. Similarly, most of the dealerships we propose to acquire will not have financial statements audited or prepared in accordance with U.S. generally accepted accounting principles. We may not have an accurate understanding of the historical financial condition and performance of the businesses to be acquired. Until we assume control of the business, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired businesses and their earnings potential. These risks may not be adequately mitigated by the indemnification obligations we propose to negotiate with sellers.

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

Demand for the manufacturers' vehicles of the stores we acquire, as well as the financial condition, management, marketing, production and distribution capabilities of these manufacturers, can significantly affect our business. Events that adversely affect a manufacturer's ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles and leading to lower sales in our stores during those periods than would otherwise occur. We will depend on our manufacturers to deliver high-quality, defect-free vehicles. If manufacturers experience quality issues, our financial performance may be adversely impacted. In addition, the discontinuance of a particular brand could negatively impact our revenues and profitability.

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

Our commercial success depends upon our ability to develop, manufacture, market, and sell our vehicles and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the automotive industry, and related industries generally. If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management's attention from our core business;

•
substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party's rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner's attorneys' fees;

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	plans for, progress, and development of our signature vehicle;

•	the failure to acquire a Jeep dealership;

•	accelerated entry into the electric vehicle market by larger automobile manufacturers;

•	Jeep or Chrysler (which owns Jeep) producing a competitive electric vehicle based on the 4- Jeep Wrangler;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other electric vehicle companies;

•	failure of our vehicles to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts' estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these Risk Factors.

In recent years the stock of other electric vehicle companies has experienced extreme price fluctuations that have been unrelated to the operating performance of the affected companies. There can be no assurance that the market price of our shares of common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. These fluctuations may result due to macroeconomic and world events, national or local events, general perception of the electric vehicle industry or to a lack of liquidity. In addition other electric vehicle companies or our competitors' programs could have positive or negative results that impact their stock prices and their results, or stock fluctuations could have a positive or negative impact on our stock price regardless whether such impact is direct or not.

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

Because our common stock is a "penny stock," trading therein will be subject to regulatory restrictions.

Our common stock is currently, and in the near future will likely continue to be, considered a "penny stock." The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure and other requirements may adversely affect the trading activity in the secondary market for our common stock.

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

As of December 31, 2015, our officers, directors, and principal stockholders (greater than 5% stockholders) collectively own approximately 53.2% of our fully-diluted common stock. As a result of such ownership, these stockholders may be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock. Moreover, the interests of this concentration of ownership may not always coincide with the combined company's interests or the interests of other stockholders, and accordingly, they could cause the combined company to enter into transactions or agreements that it would not otherwise consider.

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

We are currently a "smaller reporting company", meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a "smaller reporting company," at such time we cease being an "emerging growth company", we will be required to provide additional disclosure in our SEC filings. However, similar to "emerging growth companies", "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a "smaller reporting company" may make it harder for investors to analyze our results of operations and financial prospects.

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

Our common stock is registered under the Exchange Act. It is therefore subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act. Both the U.S. Congress and the SEC continue to issue new and proposed rules, and complying with existing and new rules has caused, and will continue to cause, us to devote significant financial and other resources to maintain our status as a public company. These regulatory costs and requirements will continue to increase our losses in future periods, and we expect that an increasing amount of management time and effort will be needed to meet our regulatory obligations. On January 3, 2014 our common stock began trading on the OTCQB marketplace under the symbol "EMAV".

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate our internal control systems and that management report on and attest to the adequacy of our internal controls. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or may face in the future, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party auditors and advisors. As a result of these requirements and investments, we may incur significant additional expenses and may suffer a significant diversion of management's time. There is no guarantee that we will be able to continue to meet these obligations in a timely manner. If we fail to do so, we could be subject to sanctions or investigation by regulatory authorities such as the SEC. Any such actions could adversely affect the market price of our common stock, perhaps significantly.

Our publicly-filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports and other securities filings of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements. The SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company's reports at least once every three years, although an SEC review may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend, or reformulate information contained in our filings as a result of any SEC review. Any modification, amendment, or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

We currently have no properties. We currently work out of shared office space with a related party in Irvine, California. We intend to acquire auto dealerships and certain operations of the Company may be operated out of those dealerships. We also plan to establish an office in the Detroit, Michigan area to support our commercial sales. We expect to establish an assembly and up-fit facility in an area yet to be finalized, out of which we intend to house our consumer sales operations and our general corporate administrative functions. The Company plans on acquiring and/or leasing any additional facilities it will need to execute on its business plan, which we believe will be suitable and adequate to meet our anticipated needs.

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

PART II

ITEM 5.                          MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our common stock is approved for quotation on the OTC Markets' OTCQB marketplace under the symbol "EMAV." The OTC QB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC QB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On March 31, 2016, the closing price of our common stock reported on the OTCQB was $.04 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

Year Ended December 31, 2015	High	Low

First Quarter ended March 31, 2015	$1.01	$0.65
Second Quarter ended June 30, 2015	$0.85	$0.75
Third Quarter ended September 30, 2015	$0.75	$0.49
Fourth Quarter ended December 31, 2015	$0.49	$0.25

Year Ended December 31, 2014	High	Low

First Quarter ended March 31, 2014	$1.00	$0.50
Second Quarter ended June 30, 2014	$1.00	$1.00
Third Quarter ended September 30, 2014	$1.00	$1.00
Fourth Quarter ended December 31, 2014	$1.01	$0.51

Holders

As of  01 April 2016, we had approximately 280 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Recent Sales of Unregistered Securities

On October 30, 2015, November 9, 2015 and December 28, 2015, the Company sold a total of 3,300 shares of its common stock pursuant to a private placement to an accredited investor for a total of $1,650. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $1,650 in aggregate proceeds to the Company.

On December 18, 2015, the Company sold 30,000 shares of its common stock pursuant to a private placement to an accredited investor for a total of $15,000. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.50 per share, resulting in $15,000 in aggregate proceeds to the Company.

We also had sales of unregistered securities subsequent to the year ended December 31, 2015, summarized as follows:

On February 4, 2016 the Company closed and funded a financing transaction by entering into a Securities Purchase Agreement (the "Purchase Agreement") with EMA Financial, LLC, a Delaware limited liability company ("EMA Financial"). Pursuant to the Purchase Agreement, EMA Financial purchased from the Company a Convertible Promissory Note (the "Note", and together with the Purchase Agreement, the "Transaction Documents") in the aggregate principal amount of $86,000 (the "Principal Amount"), and delivered net proceeds of $74,900, which amount became available for use by the Company on February 4, 2016. The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is January 28, 2017 (the "Maturity Date"). EMA may extend the Maturity Date by providing us with written notice at least 5 days before the Maturity Date. However, EMA may only extend the Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). Further, we are obligated to reduce the Principal Amount by 50% on or before July 28, 2016, either through (i) accessing the funds under the Equity Purchase Agreement we described in our 8-K we filed  December 28, 2015; or, (ii) subsequent financing closed by the Company. Should we fail to do so, the then outstanding principal amount will be increased by 200%. The Note is convertible into shares of the Company's common stock ("Common Stock") at any time at the discretion of EMA Financial at a conversion price per share equal to the lesser of: (a) the closing price of the Common Stock on the day before the conversion; or, (b) 50% of the lowest trading price for the common stock during the 30-days of trading ending on the latest complete trading day prior to the date of conversion (the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Transaction Documents. We agreed to reserve that number of shares of Common Stock equal to 70% of our authorized shares of Common Stock not otherwise issued. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of 150%. If the Company fails to meet its obligations under the terms of the Note the Note shall become immediately due and payable and subject to penalties provided for in the Note. All amounts due under the Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of Common Stock upon any conversion of the Note, (iv) our breach of the covenants, representations or warranties under the Note, (v) our appointment of a trustee, (vi) a judgment against us in excess of $50,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (x) the delisting of our Common Stock from the OTCQB or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the Note until the Note has been paid in full, or (xi) our effectuation of a reverse stock split without 20 days prior written notice to EMA Financial. These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and its access to information concerning our business.

On February 29, 2016 entered into, closed, and funded a financing transaction by entering into a Securities Purchase Agreement (the "Purchase Agreement") with EMA Financial, LLC, a Delaware limited liability company ("EMA Financial"). Pursuant to the Purchase Agreement, EMA Financial purchased from the Company a Convertible Promissory Note (the "Note", and together with the Purchase Agreement, the "Transaction Documents") in the aggregate principal amount of $86,000 (the "Principal Amount"), and delivered net proceeds of $74,900 to the Company. The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is March 1, 2017 (the "Maturity Date"). EMA may extend the Maturity Date by providing us with written notice at least 5 days before the Maturity Date. However, EMA may only extend the Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). Further, we are obligated to reduce the Principal Amount by 50% on or before July 28, 2016, either through (i) accessing the funds under the Equity Purchase Agreement we described in our 8-K we filed December 28, 2015; or, (ii) subsequent financing closed by the Company. Should we fail to do so, the then outstanding principal amount will be increased by 200%. The Note is convertible into shares of the Company's common stock ("Common Stock") at any time at the discretion of EMA Financial at a conversion price per share equal to the lesser of: (a) the closing price of the Common Stock on the day before the conversion; or, (b) 50% of the lowest trading price for the common stock during the 30-days of trading ending on the latest complete trading day prior to the date of conversion (the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Transaction Documents. We agreed to reserve that number of shares of Common Stock equal to 70% of our authorized shares of Common Stock not otherwise issued. The number of shares Common Stock reserved are the same shares we reserved under the Convertible Promissory Note we disclosed in our Current Report filed on Form 8-K on February 10, 2016. As such, there is no increase in the number of shares of Common Stock from the earlier Convertible Promissory Note. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of 150%. If the Company fails to meet its obligations under the terms of the Note the Note shall become immediately due and payable and subject to penalties provided for in the Note. All amounts due under the Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of Common Stock upon any conversion of the Note, (iv) our breach of the covenants, representations or warranties under the Note, (v) our appointment of a trustee, (vi) a judgment against us in excess of $50,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (x) the delisting of our Common Stock from the OTCQB or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the Note until the Note has been paid in full, or (xi) our effectuation of a reverse stock split without 20 days prior written notice to EMA Financial. These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and its access to information concerning our business.

On February 23, 2016, the Company issued 108,403 shares of its common stock to Auctus Fund, LLC ("Auctus") pursuant to a conversion notice from Auctus under the terms of that certain convertible promissory note dated  August 17, 2015 (the "Note"), which was previously disclosed and reported by the Company on Form 8-K filed with the SEC on August 21, 2015. Pursuant to the Note and the conversion notice, Auctus converted $12,520.55 due under the Note into 108,403 shares of our common stock. These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and its access to information concerning our business.

On 17 March 2016 the Company issued 952,203 shares of its common stock to Auctus Fund, LLC ("Auctus") pursuant to a conversion notice from Auctus under the terms of that certain convertible promissory note dated  August 17, 2015 (the "Note"), which was previously disclosed and reported by the Company on Form 8-K filed with the SEC on August 21, 2015. Pursuant to the Note and the conversion notice, Auctus converted $5,237.12 due under the Note into 952,203 shares of our common stock. These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and its access to information concerning our business.

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

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "Holdings", "we", "our," "us" and the "Company" in this Item 7 refer to EMAV Holdings, Inc. and our wholly owned subsidiary, Electric Motors and Vehicles Company ("EMAV").

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "would" or "will" or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under "Risk Factors" in Part I, Item 1A of this Annual Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

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

In 2013, EMAV once again focused its efforts on bringing to market a rugged electric vehicle. EMAV is described as a new car company which we propose to operate out of (i) a Jeep dealership we propose to acquire; and, (ii) an assembly facility we propose to lease. EMAV will design, assemble, and sell premium rugged sport adventure vehicles ("SAVs"), with an emphasis on offering electric versions, in addition to commercial products for the construction, fleet, military, homeland security and related industries. EMAV intends to acquire a Jeep automotive dealership through which it will conduct certain aspects of its operations, and which will also afford EMAV access to Jeep vehicles which will serve as the platform/foundation for its vehicle sales. The automotive industry has invested heavily in electric vehicle technology and most manufacturers are now introducing electric vehicles as part of their product line. In addition, a number of new companies have emerged which exclusively manufacture and sell electric vehicles. EMAV intends to be unique in the marketplace in that its proposed signature vehicle, the ES, will be based upon an existing iconic vehicle; the 4-door Jeep Wrangler.

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

EMAV has generated limited revenues from product sales, and no revenue from product sales during the years ended December 31, 2013 to December 31, 2015. To date, we have funded our operations through the private sale of equity securities. We do not expect to generate revenue from product sales for at least the next twelve months.

We have an accumulated deficit of $5,298,647 as of December 31, 2015. Our net loss for the year ended December 31, 2015 was $488,517 as compared to $3,735,480 for the same comparable period in 2014. Substantially all of our operating losses in 2014 resulted from consulting expenses incurred in connection with development of our vehicles and general and administrative costs associated with our operations.

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

Financial Operations Overview

Revenue

We have not earned revenues from product sales for the years ended December 31, 2015 and 2014, respectively. We do not expect to earn revenues from product sales for at least the next twelve months. We may never generate revenues from product sales as we may never succeed in selling our initial vehicle or commercializing any other products or vehicles.

Operating Expenses

Operating expenses for the year ended December 31, 2015 were $411,774 compared to $3,708,550 for the same comparable period in 2014. Operating expenses decreased by $3,296,776 in 2015 primarily due to the reduction in general and administrative expense and depreciation expense as discussed below.

General and administrative expense (G&A) was $403,657 and $3,700,072 for the years ended December 31, 2015 and 2014, respectively. G&A expense decreased in 2015 over 2014 by $3,296,415 primarily due to the (a) decrease in consulting expenses related to development plans of our business and initial design of our vehicle by $3,285,865, (b) decrease in investor relations and marketing research expenses by $101,083, (c) increase in professional fees for auditing, tax and legal services of $45,500, and (d) increase in travel expenses of $18,013. We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors' and officers' insurance premiums, fees for investor relations services and enhanced business and accounting systems, and other costs.

Depreciation expense for the years ended December 31, 2015 and 2014 was $8,117 and $8,478, respectively. During the year ended December 31, 2015, we sold a vehicle with a cost of $35,821 and recorded a depreciation expense of $8,117.

Other Income and Expenses

Other income for the year ended December 31, 2015 and 2014 was $2,716 and $0, respectively. Other income resulted due to the gain on sale of a vehicle for the year ended December 31, 2015.

Other expenses consisted of interest expense of $50,746 and $26,930 for the years ended December 31, 2015 and 2014, respectively. Interest expense was accrued and recorded on $53,000 stockholder loan obtained by us on May 23, 2013 for our working capital needs. In conjunction with the execution of stockholder loan, we issued 100,000 shares of our common stock to the lender as additional consideration and recorded a debt discount of $30,000 which is being accreted to interest expense over the term of the loan.  For the years ended December 31, 2015 and 2014, we recorded an interest expense of $4,091 and $16,363 related to the amortization of debt discount. In addition, we recorded interest expense of $3,688 and $3,698 on the principal balance borrowed from the stockholder for the years ended December 31, 2015 and 2014, respectively.

On June 18, 2014, we borrowed $40,000 from a shareholder and recorded a debt discount of $33,233 applied to normalize interest to 5% which is amortized as interest expense over the term of the promissory note. The Company has recognized and recorded interest expense of $11,726 and $5,865 for amortization of debt discount related to promissory note for the years ended December 31, 2015 and 2014, respectively. In addition, we recorded interest expense of $1,633 and $1,000 on the promissory note for the years ended December 31, 2015 and 2014, respectively.

Interest expense was accrued and recorded on a Convertible Promissory Note ("CPN") executed on August 17, 2015 of $50,000, bearing 10% interest and maturing on May 17, 2016. In connection with the issuance of the CPN, we recorded a debt discount of $5,000 which will be amortized to interest expense over the term of the draw of nine months. In accordance with ASC 815, we recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $3,307 for a total initial embedded conversion option liability of $53,307 on the date of issuance of Note. The Company has recorded the amortization of embedded conversion option liability discount as interest expense of $25,000 for the year ended December 31, 2015. The Company has recorded amortization of debt discount of $2,574 as interest expense for the year ended December 31, 2015. In addition, we recorded interest expense of $1,849 on the principal balance borrowed from the investor for the year ended December 31, 2015.

On December 22, 2015, the Company executed a promissory note to pay a third party a commitment fee of $50,000 and legal fees of $25,000 for a total consideration of $75,000. The promissory note bears an interest at the rate of 10% per annum. Payment of all amounts due under the promissory note, principal and interest, is due on or before June 30, 2016. The Company has recorded the principal amount of the promissory note of $75,000 as a deferred asset upon execution of the promissory note and which will be offset as fee for capital raise against the additional paid in capital when capital is raised by the third party. The Company has recorded an interest expense of $185 for the year ended December 31, 2015.

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

As of December 31, 2015, we had $1,802 of cash and cash equivalents compared to $63,914 at December 31, 2014. We believe that our existing capital resources, together with interest thereon, will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

The accompanying financial statements for the years ended December 31, 2015 and 2014 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 22, 2015, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management's plans include selling our common stock to investors to raise working capital for operations and there is no assurance these plans will be realized.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 was $305,157 which resulted primarily from the loss of $488,517, depreciation of $8,117, gain on sale of vehicle of $2,716,  amortization of prepaid consulting services for stock issuances of $76,666, amortization of debt discount on notes payable of $18,394, amortization of embedded conversion option liability discount of $25,000,  change in the fair value of embedded conversion option liability of $28,713,  increase in accounts payable of $23,378, and increase in accrued liabilities of $5,807.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2015 was $26,000 due to cash proceeds received due to the sale of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $217,046 primarily due to cash proceeds of $179,450 received from sale of common stock, cash proceeds from note payable of $45,000, cash proceeds of $10,000 from short term loan from a related party, and cash payment of $17,404 against the note payable.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $62,112 for the year ended December 31, 2015. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

Contractual Commitments and Contingencies

Contractual Obligations

Stockholder Note Payable (Note 1)

On May 23, 2013, we executed a promissory note (the "Note 1") with a stockholder third party lender in the principal amount of $53,000. The terms of the Note 1 required us to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning  February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest shall be due and payable. We have made the principal payments on the Note 1 of $41,255 as of December 31, 2015 and the remaining balance of $11,745 on the Note 1 is due as of December 31, 2015.

Stockholder Note Payable (Note 2)

On June 18, 2014, we executed a promissory note (the "Note 2") with a stockholder lender in the principal amount of $40,000. The terms of the Note 2 required us to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of Note 2, we have recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the Note 2. We have not paid any principal payments towards the Note 2 in 2015 and have recorded an interest expense of $11,726 for amortization of debt discount related to Note 2 for the year ended December 31, 2015. The unamortized portion of debt discount was $15,639 at December 31, 2015. In addition, we have recorded an interest expense of $1,633 on Note 2 for the year ended December 31, 2015.

Note Payable (Note 3)

On December 22, 2015, we executed a promissory note (the "Note 3") to pay a third party a commitment fee of $50,000 and legal fees of $25,000 for a total consideration of $75,000. The third party agreed to commit to purchase up to $5 million worth of our common stock over a period of time terminating on the earlier of (i) 24 months from the date on which the agreement was executed and delivered by the Company and the third party, or (ii the date on which the third party has purchased the aggregate maximum purchase of $5 million. The promissory note bears an interest at the rate of 10% per annum. Payment of all amounts due under Note 3, principal and interest, is due on or before June 30, 2016. We have recorded the principal amount of the promissory note of $75,000 as a deferred asset upon execution of the promissory note and which will be offset as fee for capital raise against the additional paid in capital when capital is raised by the third party. We have recorded an interest expense of $185 for the year ended December 31, 2015.

The following table shows our contractual obligation to make the payments in accordance with the terms of the Notes Payable:

Contractual Obligations at December 31, 2015:
	Note 1- $53,000	Note 2- $40,000	Note 3- $75,000	Total
For the year ended December 31, 2016	$15,160	$67,140	$75,000	$157,301
For the year ended December 31, 2017	-	13,161	-	13,161
Total	$15,160	$80,302	$75,000	$170,462

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

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC's ownership of 80,000 shares of the Company's stock. The Company had recorded a liability and an expense of $15,000 as a result of this litigation in its consolidated financial statements as of December 31, 2010. As of December 31, 2015, the remaining liability on the settlement of $7,000 is included in accounts payable in accompanying consolidated financial statements. The Company plans on paying DLC for the months of May 2014 through November 2014, which DLC has yet to demand.

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

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting or financial disclosure matters during 2015 and 2014, respectively.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on their evaluation, management concluded as of December 31, 2015 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management's Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

None.

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors (the "Board"). The Board has currently fixed the number of directors at one (1) member.

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

Keith A. Rosenbaum	57	2013	Chairman; Chief Executive Officer

Keith A. Rosenbaum has served as the sole director and officer of Holdings since January, 2013. Keith has served as EMAV's Chairman, CEO, CFO, and Secretary since EMAV's formation in March, 2010. Keith brings with him over 30-years of experience and a well-deserved reputation as a "deal maker", having been profiled in Forbes, The Wall Street Journal, and Inc. Magazine. Keith has curtailed his commitment as Managing Partner of SPECTRUM LAW GROUP, LLP, where he focuses on "deals" (capital intensive financing transactions, both public and private; mergers and acquisitions; and, business formation and partnering arrangements) in order to serve as CEO of EMAV. In his role as advisor, and not "just the attorney", to many of his clients, Keith has relied upon his experience to provide exceptional analytical and execution skills, counseling his clients in virtually all areas of business. A graduate of Cal. State Fullerton with a degree in Finance, Keith graduated from California Western School of Law (Magna Cum Laude) and holds an LL.M. degree in Taxation from New York University School of Law. Keith has taught corporate law and federal income tax law as an adjunct professor at Western State University College of Law and Chapman University School of Law.

Information Regarding Our Executive Officers

Information with respect to our current named executive officers is shown below. Since Keith A. Rosenbaum also serves as a member of the Board, his executive officer's biography is set forth under "Information Regarding the Board of Directors", above.

Name	Age	Position(s) Held	Position(s) Held Since

Michael T. Conway	54	Chief Operating Officer	2013

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

Family Relationships

There is currently just one individual serving on our Board Directors, Keith A. Rosenbaum. Mr. Rosenbaum has no family relationship with any other executive officers.

Corporate Governance

Director Independence

Our sole director, Mr. Rosenbaum, is not an independent director, using the definition of independence set forth in the rules of the NASDAQ Stock Market. Our securities are not listed on any national securities exchange and therefore, we are not subject to any director independence standards.

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We intend to constitute an Audit Committee in 2016 and will commence a search for new qualified board members, one of whom will meet the definition of an "audit committee financial expert". The board of directors also intends to adopt a written audit committee charter.

Compensation Committee

We do not currently have a separately constituted compensation committee. We intend to constitute a compensation committee in 2016 and will commence a search for new qualified board members. The board of directors also intends to adopt a written compensation committee charter.

Nominating Committee

We do not currently have a separately constituted nominating committee. Our board of directors has not yet determined whether to create a nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal 2015, and written representations from certain reporting persons that no Forms 5 were required, we believe that all required reports were timely filed during fiscal 2015.

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

Board Diversity

While we do not have a formal policy on diversity, our Board of Directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board of directors members, as well as, a particular nominee's contributions to that mix. Our Board of Directors believes that diversity brings a variety of ideas, judgments, and considerations that can benefit our stockholders and us. Although there are many other factors, the Board of Directors primarily seeks individuals with experience in the automotive industry and other disciplines which will benefit us in the production and marketing of our vehicles.

ITEM 11.                          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended December 31, 2015 and December 31, 2014 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the year ended December 31, 2014; and, (ii) our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers during the year ended December 31, 2015.

				Stock/Option	All Other		Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation		Compensation

Keith Rosenbaum	2015	$-	$-	$-	$96,955	(1)	$96,955
Chief Executive Officer	2014	$-	$-	$-	$77,011		$77,011

Wilhelm Cashen	2015	$-	$-	$-	$-		-
Chief Technology Officer	2014	$-	$-	$-	$54,100		54,100

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2015, we did not have any outstanding stock options or stock awards in favor of any executive officer. At this time we have no plans to adopt any equity award program though that could change in the future.

Director Compensation

None of our directors have been compensated for their service as a director. We did not award any equity compensation to our directors during 2015.

Related Person Transactions

In April 2010, we entered into a verbal agreement with our Chief technology Officer Wilhelm Cashen, for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. On November 14, 2014, Wilhelm Cashen resigned from his position and entered into a separation agreement which provided for, among other covenants and conditions, a mutual release of all claims between the Company and Wilhelm Cashen. Mr. Cashen was previously allotted 13,000,000 shares of the Company's common stock. Pursuant to the separation agreement, Mr. Cashen agreed to retain 1,000,000 shares of our common stock, and the Company will have the sole discretion to determine the disposition of the remaining 12,000,000 shares of common stock. The Company has allocated these 12,000,000 shares of common stock as follows: (i) 6,125,000 shares of common stock have been reallocated to other persons with no new or additional consideration received by the Company and these shares will continue to be treated as issued and outstanding, (ii) 5,000,000 shares of common stock were cancelled and returned to the status of authorized and unissued shares as of December 31, 2014, (iii) the remaining 875,000 shares of common stock to remain issued but held by the Company in treasury as of December 31, 2014. The Company made no cash payments to Wilhelm Cashen and recorded an expense of $0 and $54,100 as consulting fees for the years ended December 31, 2015 and 2014, respectively.

The Company engaged an entity owned by the Chief Executive Officer/director of the Company to provide business advisory, consulting and legal services. The Company has recorded an expense of $96,955 and $77,011 as consulting services for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, amounts due to the Chief Executive Officer for advances made to the Company for working capital were $22,500. Amounts due to the Chief executive Officer are unsecured, non-interest bearing and due on demand without specific repayment terms.

Indemnification Agreements

We intend to enter into indemnification agreements with each of our directors and officers, as described in the section titled "Indemnification of Directors and Officers".

ITEM 12.                          SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the beneficial ownership of our common stock as of March 31, 2016, which is also referred to herein as the "Evaluation Date", by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 50,716,071 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Total Voting Power

Directors and Named Executive Officers:
Keith A. Rosenbaum	17,990,234	35.4%
Michael T. Conway	3,833,333	7.6%

All executive officers and directors as a group ( persons)	21,823,567	43%

5% Stockholders
Lawrence D. Miller	3,586,334	7.1%

(1)  Address for all individuals is 1900 Main Street, #300, Irvine, CA 92614

ITEM 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since the beginning of the year ended December 31, 2015, or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant; (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended December 31, 2015 and 2014, which is $1,277; and, (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Compensation of Our Current Directors and Executive Officers

For information with respect to the compensation offered to our current directors and executive officers, please see the descriptions in Items 9B and 11 of this Annual Report.

Related Party Transaction Policy and Procedures

Pursuant to our Related Party Transaction and Procedures, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our directors. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons' immediate family members or affiliates, must first be presented to our Board for review, consideration, and approval. In approving or rejecting the proposed agreement, our Board will consider the relevant facts and circumstances available and deemed relevant, including, though not limited, to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director's independence. Our Board shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Board determines in the good faith exercise of its discretion.

ITEM 14.                          PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by Hartley Moore Accountancy Corporation in the years ended December 31, 2015 and 2014. All fees described below were approved by the Board:

	For the years ended December 31,
	2015	2014
Audit Fees (1)	$18,000	$32,000

Audit Related Fees	-	-

Tax Fees	-	-

Total Fees:	$18,000	$32,000

(1)	Audit Fees include fees for services rendered for the audit and/or review of our financial statements, including our Annual Report on Form 10-K and our periodic reports.

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

101*+
The following materials from the Company's Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

* The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

Date: April 1, 2016	EMAV HOLDINGS, INC.

By: /s/ Keith A. Rosenbaum
Name: KEITH A. ROSENBAUM

Title: Chief Executive Officer, Chief Financial Officer and sole director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Keith A. Rosenbaum	Chairman, Director	April 1, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EMAV Holdings, Inc:

We have audited the accompanying consolidated balance sheet of EMAV Holdings, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2015, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 1 to the consolidated financial statements, the Company has incurred losses and has limited working capital for future business.  Management's plans with respect to these factors are also described on Note 1.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

dbbmckennon
Newport Beach, California
April 1, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EMAV Holdings, Inc:

We have audited the consolidated  balance sheet of EMAV Holdings, Inc. and subsidiary as of December 31, 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMAV Holdings, Inc.and subsidiary as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. The entity has no revenues, has suffered recurring losses from operations and has limited cash. The Company may not have adequate readily available resources to fund operations through 2015.  This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Hartley Moore Accountancy Corporation
Irvine, California
April 22, 2015

EMAV HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$1,802	$63,914
Deferred offering costs	75,000	-
Prepaid expenses	1,000	77,666
Total Current Assets	77,802	141,580

Property and equipment, net	3,318	34,719

Total Assets	$81,120	$176,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$42,731	$19,353
Accrued liabilities	10,859	5,052
Payable to related party	22,500	12,500
Embedded conversion option liaibility	78,713	-
Notes payable, current portion, net of debt discount of $15,639 and $15,820 at December 31, 2015 and 2014, respectively	144,339	38,686
Convertible note payable, current portion, net of discount of $27,426 at December 31, 2015	22,574	-
Total Current Liabilities	321,716	75,591

Note payable, net of current portion, net of debt discount of $0 and $15,639 at December 31, 2015 and 2014, respectively	-	32,237

Total Liabilities	321,716	107,828

Commitments and contingencies (Note 6)

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized; 47,780,465 shares and 47,421,565 shares issued and 46,905,465 shares and 46,546,565 shares outstanding at December 31, 2015 and 2014, respectively	47,781	47,422
Treasury stock, 875,000 shares, $0.001 par value, issued not outstanding	(875)	(875)
Additional paid in capital	5,011,145	4,832,054
Accumulated deficit	(5,298,647)	(4,810,130)
Total Stockholders' Equity (Deficit)	(240,596)	68,471

Total Liabilities and Stockholders' Equity	$81,120	$176,299

The accompanying notes are an integral part of these consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014

Revenues	$-	$-

Cost of goods sold	-	-

Gross Profit (Loss)	-	-

Operating Expenses
Depreciation	8,117	8,478
General and administrative	403,657	3,700,072
Total Operating Expenses	411,774	3,708,550

Operating Loss from Operations	(411,774)	(3,708,550)

Other Income (Expenses)
Other income	2,716	-
Interest expense	(50,746)	(26,930)
Change in the fair value of embedded conversion option liability	(28,713)	-
Total Other Income (Expenses)	(76,743)	(26,930)

Loss from Continuing Operations before Income Taxes	(488,517)	(3,735,480)

Provision for income tax	-	-

Net loss	$(488,517)	$(3,735,480)

Basic and diluted net loss per share	$(0.01)	$(0.07)

Weighted average number of shares outstanding	46,731,324	50,787,179

The accompanying notes are an integral part of these consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Shareholders' Equity (Deficit)

	Common Shares		Treasury Stock		Additional	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Deficit	Total
Balance - December 31, 2013	51,002,565	$51,003	-	$-	$1,075,598	$(1,074,650)	$51,951

Return of common shares to treasury as part of settlement with shareholder	-	-	(12,000,000)	(12,000)	12,000	-	-
Retirement of shares from treasury	(5,000,000)	(5,000)	5,000,000	5,000	-	-	-
Common shares sold at $0.50 per share	769,000	769	-	-	383,731	-	384,500
Common shares issued in conjunction with note payable	100,000	100	-	-	29,900	-	30,000
Common stock issued to advisor for capital raise	50,000	50	-	-	24,950	-	25,000
Common shares issued to consultants for services	500,000	500	-	-	249,500		250,000
Common shares issued to vendors for services, issued from treasury	-	-	6,125,000	6,125	3,056,375	-	3,062,500
Net loss	-	-	-	-	-	(3,735,480)	(3,735,480)
Balance - December 31, 2014	47,421,565	47,422	(875,000)	(875)	4,832,054	(4,810,130)	68,471

Common shares sold at $0.50 per share	358,900	359	-	-	179,091	-	179,450
Net loss	-	-	-	-	-	(488,517)	(488,517)
Balance - December 31, 2015	47,780,465	$47,781	(875,000)	$(875)	$5,011,145	$(5,298,647)	$(240,596)

The accompanying notes are an integral part of these consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For The Year Ended December 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(488,517)	$(3,735,480)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	8,117	8,478
Gain on sale of property and equipment	(2,716)
Issuance of common stock to vendors for services	-	3,187,500
Amortization of prepaid consulting services for stock issuances	76,666	72,334
Amortization of debt discount on notes payable	18,394	22,228
Amortization of Embedded conversion option liability discount	25,000	-
Change in the fair value of embedded conversion option liability	28,713	-
Changes in operating assets and liabilities:
Accounts payable	23,378	5,353
Accrued liabilities	5,807	2,860
Net cash used in operating activities	(305,157)	(436,727)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(40,908)
Cash proceeds from sale of property and equipment	26,000	-
Net cash provided by (used in) investing activities	26,000	(40,908)

Cash Flows from Financing Activities:
Cash proceeds from sale of stock	179,450	384,500
Cash proceeds from note payable	45,000	40,000
Cash proceeds from loan from related party	10,000	12,500
Cash payments against note payable	(17,404)	(20,901)
Net cash provided by financing activities	217,046	416,099

Net decrease in cash and cash equivalents	(62,112)	(61,536)

Cash and cash equivalents, beginning of the period	63,914	125,450

Cash and cash equivalents, end of the period	$1,802	$63,914

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,546	$1,536

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for prepaid consulting services and fundraising advisor	$-	$150,000
Cancellation of 5,000,000 common shares per settlement	$-	$5,000
Gross up on debt principal, offset by debt discount to normalize interest on note payable	$11,745	$33,233
Issuance of common stock in conjunction with note payable	$-	$30,000
Issuance of note payable for deferred offering costs	$75,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "EMAV" shall mean EMAV Holdings, Inc., a Delaware corporation, and its consolidated subsidiary Electric Motors and Vehicles Company.

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

On December 26, 2013, the Company changed its name to EMAV Holdings, Inc. and entered into a merger agreement to acquire Electric Motors and Vehicles Company, a Delaware corporation ("EMAVC"). The merger completed on December 27, 2013 and was accounted for as a reverse merger and recapitalization in which EMAVC is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations are reflected as the historical financial statements prior to the merger will be those of EMAVC and are recorded at the historical cost basis of EMAVC, and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of EMAV and EMAVC, and the operations of the combined Company from the closing date of the merger. The Company elected to change its fiscal year end to be December 31.

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

Going Concern
The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company funded its operations in 2015 through sale of its equity, debt financing and sale of its vehicle. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $488,517 for the year ended December 31, 2015, used net cash in operating activities of $305,157, had a working capital deficit of $243,914, and has an accumulated deficit of $5,298,647 as of December 31, 2015. These factors, among others raise a substantial doubt regarding the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company's consolidated financial statements. The consolidated financial statements and notes are the representation of the Company's management who is responsible for their integrity and objectivity. The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Electric Motors and Vehicles Company. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates of valuation of equity instruments. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Long-lived Assets
In accordance with ASC 360, "Property, Plant, and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. Through December 31, 2015, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products will continue, which could result in an impairment of long-lived assets in the future.

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

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at December 31, 2015:

		Fair Value Measurements at December 31, 2015
	Carrying Value at December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liability	$78,713	$-	$78,713	$-

The following is a summary of activity of Level 2 assets and liabilities for the period ended December 31, 2015:

Embedded conversion option liability
Balance – January 1, 2015	$-
Additions	50,000
Change in fair value	28,713
Balance – December 31, 2015	$78,713

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 "Revenue Recognition", which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.  The Company has not recognized any revenue through December 31, 2015.

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2015 and 2014, there were 363,636 and 0 common shares available for  conversion of convertible note into equity, that if exercised, may dilute future earnings per share. Outstanding warrants to purchase 2,500,000 shares of common stock were excluded from this calculation as their effect would be anti-dilutive due to the reported net losses in each period.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Recent Accounting Pronouncements
We qualify as an "emerging growth company" under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Consolidation Reporting
In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" ("ASU 2015-02"). This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company has not adopted ASU 2015-02 as of December 31, 2015, and the adoption is not expected to have an impact on the Company's consolidated financial statements.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented.  The Company has not adopted ASU 2015-02 as of December 31, 2015, and the adoption is not expected to have an impact on the Company's consolidated financial statements.

New Accounting Pronouncements
In May 2014, and later amended in August 2015, the Financial Accounting Standards Board ("FASB") issued new Accounting Standards Update ("ASU") regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance and, and is effective for public entities for annual and interim periods beginning after December 31, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new guidance on the Company's financial statements.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company's financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted.  The guidance is not expected to have a material impact on the Company's financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

The Financial Accounting Standards Board issues Accounting Standard Updates to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,	December 31,
	2015	2014
Property and equipment	$7,583	$43,405
Less: accumulated depreciation	(4,265)	(8,686)
Property and equipment, net	$3,318	$34,719

On November 5, 2015, the Company sold its vehicle for cash of $26,000 required for its working capital and recorded a gain of $2,716, which is included in other income on the statement of operations for the year ended December 31, 2015.

Depreciation expense for the years ended December 31, 2015 and 2014 was $8,117 and $8,478, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consists of:

	December 31, 2015	December 31, 2014
Stockholder note payable, principal balance $40,000, unsecured, 5% stated annual interest, monthly interest only payments from September 18, 2014 to April 2015, 24 fixed monthly payments of $3,290 from May 18, 2015 to April 18, 2017. Original discount of $33,233 applied to normalize interest to 5% will be amortized over the loan term (P/Note 1)	$73,233	$73,233

Stockholder note payable, principal balance of $53,000, unsecured, interest bearing, monthly payment of $3,790 starting February 1, 2014, due April 1, 2016 (P/Note 2)	11,745	29,149

Note payable, principal balance of $75,000, unsecured, bearing 10% annual interest, due in full for unpaid principal and interest on or before June 30, 2016 (P/Note 3)	75,000	-
Total	$159,978	$102,382
Note payable - current portion	$159,978	$54,506
Note payable - long term portion	$-	$47,876

Debt discount - current portion	$15,639	$15,820
Debt discount - long term portion	$-	$15,639

On June 18, 2014, the Company executed a promissory note (the "P/Note 1") with a stockholder lender in the principal amount of $40,000. The terms of the P/Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of P/Note 1, the Company has recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the P/Note 1. The Company is in default in making its note payments as of December 31, 2015 and the note holder has not made a demand for the past due payments. The Company has recognized interest expense of $11,729 and $5,865 for amortization of debt discount related to P/Note 1 for the years ended December 31, 2015 and 2014, respectively. The unamortized portion of debt discount was $15,639 and $27,368 at December 31, 2015 and 2014, respectively. In addition, the Company has recorded an interest expense of $1,633 and $1,000 for the years ended December 31, 2015 and 2014, respectively.

On May 23, 2013, the Company executed a promissory note (the "P/Note 2") with a stockholder in the principal amount of $53,000. The terms of the P/Note 2 required the Company to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest was due and payable. On March 30, 2015, the Company and the shareholder mutually agreed to extend the due date of payment of the P/Note 2 to April 1, 2016. The Company is delinquent in making four (4) monthly payments as of December 31, 2015, and the note holder has not made a demand for the past due payments. The Company has recorded interest expense of $3,688 and $3,698 on P/Note 2 for the years ended December 31, 2015 and 2014, respectively.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

The Company agreed to issue 100,000 shares of restricted common stock at its fair value of $30,000 to the stockholder upon execution of P/Note 2 on May 23, 2014 as an additional consideration and not as additional interest.  In connection with the issuance of the common stock pursuant to P/Note 2, the Company recorded a debt discount in the amount of $30,000 which was being amortized to interest expense over the life of the Note. The Company recorded interest expense of $4,091 and $16,364 as the amortization of debt discount related to P/Note 2 for the years ended December 31, 2015 and 2014, respectively. The net book value of the unamortized portion of the debt discount was $0 and $4,091 at December 31, 2015 and 2014, respectively.

On December 22, 2015, the Company executed a promissory note (P/Note 3) to pay a third party a commitment fee of $50,000 and legal fees of $25,000 for a total consideration of $75,000. The third party agreed to commit to purchase up to $5 million worth of common stock over a period of time terminating on the earlier of (i) 24 months from the date on which the agreement was executed and delivered by the Company and the third party, or (ii the date on which the third party has purchased the aggregate maximum purchase of $5 million. The promissory note bears an interest at the rate of 10% per annum. Payment of all amounts due under P/Note 3, principal and interest, is due on or before June 30, 2016. The Company has recorded the principal amount of the promissory note of $75,000 as a deferred offering cost which will be used to offset capital raised by the third party. If the financing is unsuccessful the amount will be expensed. The Company has recorded an interest expense of $185 for the year ended December 31, 2015.

The Company has recorded total interest expense on P/Note 1 and P/Note 2 relating to amortization of debt discount of $15,817 and $22,229 for the years ended December 31, 2015 and 2014, respectively. The Company has recorded interest expense of $5,506 and $4,698 for the years ended December 31, 2015 and 2014, and accrued interest of $9,012 and $5,052 on P/Note 1, P/Note 2 and P/Note 3 as of December 31, 2015 and 2014, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

Convertible note payable consists of:

	December 31,	December 31,
	2015	2014
Note payable to a third party, bearing interest of 12%, due on May 17, 2016	$50,000	$-
Less: debt discount	(27,426)	-
Convertible note payable, net	22,574	-
Less: current portion	(22,574)	-
Convertible note payable, non-current	$-	$-

On August 17, 2015, the Company received $45,000 from a third party against a $50,000 Convertible Promissory Note (the "Note") executed on August 17, 2015. The Note bears an interest rate of 10% per annum. The maturity date of the Note is May 17, 2016 (nine months from the date of Note) and is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of 55% of the lowest trade price in the 25 trading days previous to the conversion date.

In connection with the issuance of the Note, the Company recorded a debt discount (original issuance discount) in the amount of $5,000 which will be amortized to interest expense over the term of the draw of nine months. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $3,307 for a total initial embedded conversion option liability of $53,307. For the year ended December 31, 2015, the Company has recognized interest expense of $2,574 related to the amortization of the OID and $25,000 related to the amortization of the embedded conversion option liability discount as it related to this Note, and 1,849 related to interest expense on the Note. The Note balance was $50,000 and remaining unamortized debt discount was $2,426 at December 31, 2015.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company calculated the estimated fair values of the liabilities for embedded conversion feature at December 31, 2015 with the Black-Scholes option pricing model using the closing price of the Company's common stock at each respective date and the ranges for volatility, expected term, and risk free interest indicated in the table below. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the year ended December 31, 2015 of $28,713 which was included in other expense (See Note 2 Fair Value Measurements).

The fair market value of the Company's common stock on August 17, 2015 and December 31, 2015 was $0.60 and $0.35 per share, respectively.

Embedded Conversion Options

Black-Scholes Model Assumptions
During The Year Ended December 31, 2015
Volatility	100.06% - 125.11%
Expected term	0.38 – 0.75 years
Risk free interest rate	0.32% - 0.65%

NOTE 7 – RELATED PARTY TRANSACTIONS

In April 2010, the Company entered into a verbal agreement with its executive director for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. On November 14, 2014, the executive director resigned from his position and entered into a separation agreement which provided for, among other covenants and conditions, a mutual release of all claims between the Company and its executive director. The executive director was previously allotted 13,000,000 shares of the Company's common stock. Pursuant to the separation agreement, the executive agreed to retain 1,000,000 shares of common stock, and the Company had the sole discretion to determine the disposition of the remaining 12,000,000 shares of common stock. The Company has allocated these 12,000,000 shares of common stock as follows: (i) 6,125,000 shares of common stock have been reallocated to other persons and the Company has recorded an expense of $3,062,500 upon their issuance, (ii) 5,000,000 shares of common stock were cancelled and returned to the status of authorized and unissued shares, and (iii) the remaining 875,000 shares of common stock to remain issued and held in treasury as of December 31, 2015 (See Note 9). The Company made no cash payments to the executive director for consulting fees for the year ended December 31, 2015 and recorded an expense of $54,100 as consulting fees for the year ended December 31, 2014.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

The Company has engaged an entity owned by the Chief Executive Officer/Director ("Officer") of the Company to provide business advisory, consulting, and legal services. The Company has recorded and paid legal and professional fees of $109,500 and $42,500 to this entity for the years ended December 31, 2015 and 2014, respectively. In addition, the payments include amounts reimbursed for expenses incurred on behalf of services performed for the Company. Payments are made to this entity as the funds are available. The Company is indebted to this entity $0 and $0 as of December 31, 2015 and 2014, respectively.

The Officer has occasionally provided short term advances to the Company for its working capital needs. The short term advances are non-interest bearing, unsecured and due on demand. The Company is indebted to the Officer $22,500 and $12,500 due and payable as of December 31, 2015 and 2014, respectively.

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

In October 2013, the entire Agreement with DLC was negotiated and settled, requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC's ownership of 80,000 shares of the Company's stock. As of December 31, 2015 and 2014, the remaining liability on the settlement of $7,000 is included in accounts payable in accompanying consolidated financial statements. The Company plans on paying DLC for the months of May 2014 through November 2014, which DLC has yet to demand.

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

NOTE 9 – STOCKHOLDERS' EQUITY

The Company's capitalization at December 31, 2015 was 300,000,000 authorized common shares with a par value of $0.001, and 10,000,000 authorized preferred shares with a par value of $0.001.

Common stock
During the year ended December 31, 2015, the Company sold 358,900 shares of its common stock at $0.50 per share and received total cash consideration of $179,450. All the common shares were sold to accredited investors pursuant to separate Private Placements.

On September 1, 2014, the Company engaged Fastnet Advisors, LLC (the "Fastnet") to provide corporate business advisory services to the Company. The engagement was for an initial period of six (6) months. The Company agreed to pay Fastnet $3,000 for September 2014; $4,000 per month for October 2014, November 2014 and December 2014; and $5,000 per month for January 2015 and February, 2015. The Company made cash payments to Fastnet of $9,500 for consulting services rendered and accrued the remainder expense of $15,500 for consulting services rendered as accounts payable as of December 31, 2015. In addition, on November 14, 2014, the Company agreed to issue to Fastnet 250,000 shares of restricted common stock valued at $125,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance. The total value of the engagement was estimated at $150,000, which was recorded as prepaid expense in 2014 to be amortized over the six (6) month term of the engagement. The remaining prepaid expense of $42,666 at December 31, 2014 was amortized by the Company and recorded as consulting expense for the year ended December 31, 2015.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

On November 14, 2014, pursuant to a separation agreement with an executive, the Company received 875,000 shares of returned common stock, which remain issued and not outstanding and held as treasury shares as of December 31, 2015 (see Note 7).

On December 1, 2014, the Company engaged a financial advisor and placement agent to raise capital for the Company for a six months term. Pursuant to the terms of the agreement, the Company paid a non-refundable retainer of $10,000 and issued 50,000 shares of its common stock valued at $25,000 based upon the selling price of $0.50 per share the Company was able to obtain for sales of similar stock around the date of issuance. The Company has expensed the offering costs of $35,000 for raising capital as consulting expense in the accompanying financial statements as of December 31, 2015.

Warrants
In April 2010, the Company granted three individuals, warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.25 per share as compensation in connection with the individuals providing introductions for raising capital for the Company. The warrants have a six year term and expire in April 2016. The fair value of 2,500,000 warrants at the original issue date was estimated to be $1,077,927 using a Black-Scholes option pricing model with an expected life of 6 years, a risk free interest rate of 2.96%, a dividend yield of 0%, and an expected volatility of 100%. The expected volatility was estimated to be 100% since the Company's stock is not traded and no historical volatility data is available. As these services were provided as part of the Company's equity funding, the value of the warrants were recorded within equity as part of the accounting for the related equity transactions.  There have been no other grants of warrant instruments through December 31, 2015.

The Company has not established a stock option plan nor has issued any stock options through December 31, 2015.

As a result of all common stock issuances and cancellations, the total common shares issued at December 31, 2015 were 47,780,465 of which 46,905,465 shares were outstanding and the remaining 875,000 shares were held in treasury.

Preferred Stock
At December 31, 2015, the Company had no shares of preferred stock issued or outstanding.

NOTE 10 - INCOME TAX

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% and 8.7% state income tax rate for Delaware for the years ended December 31, 2015 and 2014, respectively, to the income taxes reflected in the Consolidated Statements of Operations:

	For the year ended December 31,
	2015	2014
Tax expense at statutory rate - federal	(34.00%	(34.00)%
State tax expense, net of federal benefit	(5.74)%	(5.74)
Valuation allowance	39.74%	39.74%
Tax expense at actual rate	-	-

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	For the year ended December 31,
	2015	2014
Deferred tax assets and liabilities
Net operating loss carry forward	$2,077,132	$1,911,642
Valuation allowance	$(2,077,132)	$(1,911,642)
Net deferred tax assets	-	-

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

At December 31, 2015 and 2014, the Company had net operating loss carry-forwards of approximately $5.2 million and $4.8 million resulting in deferred tax assets recorded of $2,077,132 and $1,911,641, respectively, which begin to expire in 2033. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $165,491 and $1,484,554, respectively.

In the normal course of business, the Company's income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company's financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2015, tax years 2014, 2013 and 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 11- CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses related to this in any such accounts. The Company's bank balances did not exceed FDIC insured amounts as of December 31, 2015 and 2014, respectively.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.

On February 4, 2016 and February 29, 2016, the Company closed and funded two financing transactions by entering into Securities Purchase Agreements (the "Purchase Agreements") with a third party, a Delaware limited liability company ("Holder"). Pursuant to the Purchase Agreements, the Holder purchased from the Company two Convertible Promissory Notes (the "Notes", and together with the Purchase Agreements, the "Transaction Documents") in the aggregate principal amounts of $86,000 each (the "Principal Amount"), and delivered net proceeds to the Company of $74,900 on February 4, 2016 and $74,900 on February 29, 2016, respectively.

The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the Notes are due and payable on the maturity dates, which are January 28, 2017 and March 01, 2017 (the "Maturity Dates"). The Holder may extend the Maturity Dates by providing us with written notice at least 5 days before the Maturity Dates. However, The Holder may only extend the Maturity Dates for up to an additional one-year period. Any amount of principal or interest that is due under the Notes, which is not paid by the Maturity Dates, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). Further, the Company is obligated to reduce the Principal Amounts by 50% on or before 28 July 2016, either through (i) accessing the funds under the equity purchase agreements; or, (ii) subsequent financing closed by the Company. Should we fail to do so, the then outstanding principal amount will be increased by 200%.

EMAV Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

The Notes are convertible into shares of the Company's common stock at any time at the discretion of the Holder at a conversion price per share equal to the lesser of: (a) the closing price of the common stock on the day before the conversion; or, (b) 50% of the lowest trading price for the common stock during the 30-days of trading ending on the latest complete trading day prior to the date of conversion (the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Transaction Documents. We agreed to reserve that number of shares of Common Stock equal to 70% of our authorized shares of common stock not otherwise issued.

The Notes may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of 150%. If the Company fails to meet its obligations under the terms of the Notes, the Notes shall become immediately due and payable and subject to penalties provided for in the Notes.

All amounts due under the Notes become immediately due and payable by the Company upon the occurrence of an event of default, including but not limited to (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of Common Stock upon any conversion of the Note, (iv) our breach of the covenants, representations or warranties under the Note, (v) our appointment of a trustee, (vi) a judgment against us in excess of $50,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (x) the delisting of our Common Stock from the OTCQB or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the Note until the Note has been paid in full, or (xi) our effectuation of a reverse stock split without 20 days prior written notice to the Holder.