Form 10-Q
period 2016-03-31
EMAV Holdings, Inc.
filed 2016-05-13
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

___________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: 31 MARCH 2016

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

As of May 13, 2016, there were 50,274,070 shares of the registrant's common stock, $0.001 par value per share, issued and 49,399,070 shares outstanding.

EMAV Holdings, Inc.

Form 10-Q
For the Quarter Ended 31 March 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$9,863	$1,802
Deferred offering costs	75,000	75,000
Prepaid expenses	1,000	1,000
Total Current Assets	85,863	77,802

Property and equipment, net	2,686	3,318

Total Assets	$88,549	$81,120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$27,732	$42,731
Accrued liabilities	15,187	10,859
Payable to related party	22,500	22,500
Embedded conversion option liability	2,287,496	78,713
Notes payable, current portion, net of debt discount of $12,707 and $15,639 at March 31, 2016 and December 31, 2015, respectively	137,980	144,339
Convertible note payable, current portion, net of discount of $179,611 and $27,426 at March 31, 2016 and December 31, 2015, respectively	24,631	22,574
Total Current Liabilities	2,515,526	321,716

Total Liabilities	2,515,526	321,716

Commitments and contingencies (Note 8)

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,841,071 shares and 47,780,465 shares issued and 47,966,071 shares and 46,905,465 shares outstanding at March 31, 2016 and December 31, 2015 and 2014, respectively	48,842	47,781
Treasury stock, 875,000 shares, $0.001 par value, issued not outstanding	(875)	(875)
Additional paid in capital	5,112,832	5,011,145
Accumulated deficit	(7,587,776)	(5,298,647)
Total Stockholders' Equity (Deficit)	(2,426,977)	(240,596)

Total Liabilities and Stockholders' Equity	$88,549	$81,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Cost of goods sold	-	-

Gross Profit (Loss)	-	-

Operating Expenses
Depreciation	632	2,864
General and administrative	116,542	148,507
Total Operating Expenses	117,174	151,371

Operating Loss from Operations	(117,174)	(151,371)

Other Income (Expenses)
Interest expense	(50,183)	(9,056)
Change in the fair value of embedded conversion option liability	(2,121,772)	-
Total Other Income (Expenses)	(2,171,955)	(9,056)

Loss from Continuing Operations before Income Taxes	(2,289,129)	(160,427)

Provision for income tax	-	-

Net loss	$(2,289,129)	$(160,427)

Basic and diluted net loss per share	$(0.05)	$(0.00)

Weighted average number of shares outstanding	47,097,634	46,590,721

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,289,129)	$(160,427)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	632	2,864
Amortization of prepaid consulting services for stock issuances	-	42,666
Amortization of OID discount on notes payable	2,932	7,023
Amortization of embedded conversion option liability discount	42,016	-
Change in the fair value of embedded conversion option liability	2,121,772	-
Changes in operating assets and liabilities:
Accounts payable	(15,000)	7,646
Accrued liabilities	4,329	11,408
Net cash used in operating activities	(132,448)	(88,820)

Cash Flows from Financing Activities:
Cash proceeds from sale of stock	-	51,000
Cash proceeds from note payable	149,800	-
Cash payments against note payable	(9,291)	(6,953)
Net cash provided by financing activities	140,509	44,047

Net increase (decrease) in cash and cash equivalents	8,061	(44,773)

Cash and cash equivalents, beginning of the period	1,802	63,914

Cash and cash equivalents, end of the period	$9,863	$19,141

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$909	$626

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock pursuant to debt conversion	$17,758	$-
Settlement of embedded conversion derivative	$84,990	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
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

On December 26, 2013, the Company changed its name to EMAV Holdings, Inc. and entered into a merger agreement to acquire Electric Motors and Vehicles Company, a Delaware corporation ("EMAVC"). The merger completed on December 27, 2013 and was accounted for as a reverse merger and a recapitalization in which EMAVC was deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations are reflected as the historical financial statements prior to the merger will be those of EMAVC and are recorded at the historical cost basis of EMAVC, and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of EMAV and EMAVC, and the operations of the combined Company from the closing date of the merger. The Company elected to change its fiscal year end to be December 31.

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

Going Concern
The accompanying (a) condensed consolidated balance sheet at December 31, 2015 has been derived from the audited statements, and (b) the condensed consolidated unaudited financial statements as of and for the periods ended March 31, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report"), filed with the Securities and Exchange Commission (the "SEC") on April 4, 2016.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results of operations expected for the year ending December 31, 2016.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

The Company's unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company funded its operations in 2015 and 2016 through sale of its equity, debt financing and sale of its vehicle. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $2,289,129 for the three months ended March 31, 2016, used net cash in operating activities of $132,448, has a working capital deficit of $2,429,663, and has an accumulated deficit of $7,587,776 as of March 31, 2016. These factors, among others raise a substantial doubt regarding the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Electric Motors and Vehicles Company. All intercompany balances and transactions are eliminated in consolidation.

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

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at March 31, 2016:

		Fair Value Measurements at March 31, 2016
	Carrying Value at March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liability	$2,287,496	$-	$2,287,496	$-

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

The following is a summary of activity of Level 2 assets and liabilities for the period ended March 31, 2016:

Embedded conversion option liability
Balance – January 1, 2016	$78,713
Additions	87,011
Change in fair value	2,121,772
Balance – March 31, 2016	$2,287,496

Changes in fair value of the embedded conversion option liability are included in Other Income (Expenses) in the accompanying Condensed Consolidated Statements of Operations.

Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 "Revenue Recognition", which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.  The Company has not recognized any revenue for the three months ended March 31, 2016 and 2015, respectively.

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2016 and December 31, 2015, there were 4,615,646 and 363,636 common shares available for conversion of convertible note into equity, which if exercised, may dilute future earnings per share. Outstanding warrants to purchase 2,500,000 shares of common stock were excluded from this calculation as their effect would be anti-dilutive due to the reported net losses in each period.

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

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

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

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

Consolidation Reporting
In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" ("ASU 2015-02"). This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company has not adopted ASU 2015-02 as of March 31, 2016, and the adoption is not expected to have an impact on the Company's consolidated financial statements.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented.  The Company has not adopted ASU 2015-02 as of March 31, 2016, and the adoption is not expected to have an impact on the Company's consolidated financial statements.

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
March 31, 2016 and 2015
(Unaudited)

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

The Financial Accounting Standards Board issues Accounting Standard Updates to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Property and equipment	$7,583	$7,583
Less: accumulated depreciation	(4,897)	(4,265)
Property and equipment, net	$2,686	$3,318

Depreciation expense for the three months ended March 31, 2016 and 2015 was $632 and $2,864, respectively.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

NOTE 4 – NOTES PAYABLE

Notes payable consist of:

	March 31, 2016	December 31, 2015
	(Unaudited)
Stockholder note payable, principal balance $40,000, unsecured, 5% stated annual interest, monthly interest only payments from September 18, 2014 to April 2015, 24 fixed monthly payments of $3,290 from May 18, 2015 to April 18, 2017. Original discount of $33,233 applied to normalize interest to 5% will be amortized over the loan term (P/Note 1)	$73,233	$73,233

Stockholder note payable, principal balance of $53,000, unsecured, interest bearing, monthly payment of $3,790 starting February 1, 2014, due April 1, 2016 (P/Note 2)	2,454	11,745

Note payable, principal balance of $75,000, unsecured, bearing 10% annual interest, due in full for unpaid principal and interest on or before June 30, 2016 (P/Note 3)	75,000	75,000
Total	$150,687	$159,978
Note payable - current portion	$150,687	$159,978
Note payable - long term portion	$-	$-

Debt discount - current portion	$12,707	$15,639
Debt discount - long term portion	$-	$-

On June 18, 2014, the Company executed a promissory note (the "P/Note 1") with a stockholder lender in the principal amount of $40,000. The terms of the P/Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of P/Note 1, the Company has recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the P/Note 1. The Company is in default in making its note payments as of March 31, 2016 and the note holder has not made a demand for the past due payments. The Company has recognized interest expense of $2,932 for amortization of debt discount related to P/Note 1 for both the three months ended March 31, 2016 and 2015, respectively. The unamortized portion of debt discount was $12,707 and $15,639 at March 31, 2016 and December 31, 2015, respectively. In addition, the Company has recorded an interest expense of $143 and $500 for the three months ended March 31, 2016 and 2015, and accrued interest on P/Note 1 was $2,775 and $2,632 at March 31, 2016 and December 31, 2015, respectively.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
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

On March 30, 2015, the Company and the shareholder mutually agreed to extend the due date of payment of the P/Note 2 to April 1, 2016. During the three months ended March 31, 2016, the Company made note payments of principal of $9,291 and interest payments of $909. The Company is delinquent in making a payment of $2,454 as of March 31, 2016, and the note holder has not made a demand for the past due payment. The Company has recorded interest expense of $920 and $909 on P/Note 2 for the three months ended March 31, 2016 and 2015, and accrued interest on P/Note 2 was $6,204 and $6,194 at March 31, 2016 and December 31, 2015, respectively.

In conjunction with the execution of P/Note 2, the Company agreed to issue 100,000 shares of restricted common stock at its fair value of $30,000 to the stockholder on May 23, 2014, as an additional consideration and not as additional interest. In connection with the issuance of the common stock pursuant to P/Note 2, the Company recorded a debt discount in the amount of $30,000 which was being amortized to interest expense over the life of the Note. The Company recorded interest expense of $0 and $4,091 as the amortization of debt discount related to P/Note 2 for the three months ended March 31, 2016 and 2015, respectively. The net book value of the unamortized portion of the debt discount was $0 at both March 31, 2016 and December 31, 2015, respectively.

On December 22, 2015, the Company executed a promissory note (P/Note 3) to pay a third party a commitment fee of $50,000 and legal fees of $25,000 for a total consideration of $75,000. The third party agreed to commit to purchase up to $5 million worth of common stock over a period of time terminating on the earlier of (i) 24 months from the date on which the agreement was executed and delivered by the Company and the third party, or (ii the date on which the third party has purchased the aggregate maximum purchase of $5 million. The promissory note bears an interest at the rate of 10% per annum. Payment of all amounts due under P/Note 3, principal and interest, is due on or before June 30, 2016. The Company has recorded the principal amount of the promissory note of $75,000 as a deferred asset upon execution of the promissory note and which will be offset as fee for capital raise against the additional paid in capital when capital is raised by the third party. The Company has recorded an interest expense of $1,870 for the three months ended March 31, 2016, and accrued interest on P/Note 3 was $2,055 and $185 at March 31, 2016 and December 31, 2015, respectively.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

The Company has recorded total interest expense on P/Note 1 and P/Note 2 relating to amortization of debt discount of $2,932 and $9,056 for the three months ended March 31, 2016 and 2015, respectively. The Company has recorded interest expense of $2,932 and $1,409 for the three months ended March 31, 2016 and 2015, made interest payments of $909 and $626 for the three months ended March 31, 2016 and 2015, and recorded accrued interest of $11,034 and $9,012 on P/Note 1, P/Note 2 and P/Note 3 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Convertible note payable to a third party, principal balance of $50,000, secured, bearing interest of 12%, due on May 17, 2016 (CPN 1 Note)	$32,242	$50,000

Convertible note payable to a third party, principal balance of $86,000, secured, bearing annual interest at 6%, due on January 28, 2017 (CPN 2 Note)	86,000	-

Convertible note payable to a third party, principal balance of $86,000, secured, bearing annual interest at 6%, due on January 28, 2017 (CPN 3 Note)	86,000	-
	204,242	50,000
Less: debt discounts	(179,611)	(27,426)
Convertible notes payable, net	$24,631	$22,574
Less: current portion	$(24,631)	$(22,574)
Convertible notes payable, non-current	$-	$-

Convertible Promissory Note (the "CPN 1 Note")
On August 17, 2015, the Company received $45,000 from a third party investor against a $50,000 Convertible Promissory Note (the "CPN 1" Note) executed on August 17, 2015. The CPN 1 Note bears an interest rate of 10% per annum. The maturity date of the CPN 1 Note is May 17, 2016 and is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the conversion price. The conversion price is the lessor of 55% of the lowest trade price in the 25 trading days previous to the conversion date.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

In connection with the issuance of the CPN 1 Note, the Company recorded an original issuance debt discount ("OID") in the amount of $5,000 which will be amortized to interest expense over the term of the draw of nine months. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $3,307 for a total initial embedded conversion option liability of $53,307. On February 17, 2016, the Company issued 108,403 shares of its common stock to the third party investor pursuant to a conversion notice under the terms of CPN 1 Note. Pursuant to the conversion notice, the investor converted $12,521 of the principal and interest of CPN 1 Note into 108,403 shares of our common stock valued at $0.1155 per share. On March 14, 2016, the Company issued 952,203 shares of its common stock to the third party investor pursuant to a conversion notice under the terms of CPN 1 Note. Pursuant to the conversion notice, the investor converted $5,237 of the principal of CPN 1 Note into 952,203 shares of our common stock valued at $0.0055 per share. As a result of the debt conversions, the Company recorded an expense of $320,810 due to change in fair value of the embedded conversion option liability for the three months ended March 31, 2016.

For the three months ended March 31, 2016, the Company has recorded interest expense of $1,100 on the CPN 1 Note, interest expense of $1,630 related to the amortization of the OID, $16,852 related to the amortization of the embedded conversion option liability discount, and $320,810 expense due the change in fair value of embedded conversion option liability due to debt conversions. The CPN 1 Note balance was $32,242 and $50,000 at March 31, 2016 and December 31, 2015, respectively, unamortized debt discount was $741 and $2,426, unamortized embedded conversion option liability discount was $8,148 and $25,000, and accrued interest of $2,924 and $1,849 at March 31, 2016 and December 31, 2015, respectively.

Convertible Promissory Note (the "CPN 2 Note")
On February 04, 2016, the Company closed and funded a financing transaction by entering into a Securities Purchase Agreement (the "Purchase Agreement") with a third party (the "Investor"). Pursuant to the Purchase Agreement, the Investor purchased from the Company a Convertible Promissory Note (the "CPN 2 Note", and together with the Purchase Agreement, the "Transaction Documents") in the aggregate principal amount of $86,000 (the "Principal Amount"), and the Company received net proceeds of $74,900 on February 4, 2016.

The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the CPN 2 Note is due and payable on the maturity date, which is January 28, 2017. Any amount of principal or interest that is due under the CPN 2 Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until it is paid. Further, the Company is obligated to reduce the Principal Amount by 50% on or before July 28, 2016. Should the Company fail to do so, then outstanding principal amount will be increased by 200%.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

The Note is convertible into shares of the Company's common stock at any time at the discretion of the Investor at a conversion price per share equal to the lesser of: (a) the closing price of the Common Stock on the day before the conversion; or, (b) 50% of the lowest trading price for the common stock during the 30-days of trading ending on the latest complete trading day prior to the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Transaction Documents. The Company agreed to reserve that number of shares of common stock equal to 70% of our authorized shares of common stock not otherwise issued.

The CPN 2 Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of 150%. If the Company fails to meet its obligations under the terms of the CPN 2 Note, the promissory note shall become immediately due and payable and subject to penalties provided for in the CPN 2 Note.

In connection with the issuance of the CPN 2 Note, the Company recorded an original issuance debt discount ("OID") in the amount of $11,100 which will be amortized to interest expense over the term of the draw of 357 days. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $86,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $10,995 for a total initial embedded conversion option liability of $96,995. For the three months ended March 31, 2016, the Company has recorded interest expense of $792 on the CPN 2 Note, interest expense related to the amortization of the OID discount of $1,741, interest expense related to the amortization of the embedded conversion option liability discount of $13,490, and change in fair value of embedded conversion option liability of $898,952. At March 31, 2016, the principal balance of CPN 2 Note was $86,000, embedded conversion option liability of CPN 2 Note was $887,957, unamortized OID discount was $9,359, unamortized embedded conversion option liability discount was $72,510, and accrued interest was $792.

Convertible Promissory Note (the "CPN 3 Note")
On February 29, 2016, the Company closed and funded a financing transaction by entering into a Securities Purchase Agreement (the "Purchase Agreement") with the same third party (the "Investor") who also executed CPN 2 Note. Pursuant to the Purchase Agreement, the Investor purchased from the Company a Convertible Promissory Note (the "CPN 3 Note"), and together with the Purchase Agreement, the "Transaction Documents") in the aggregate principal amount of $86,000 (the "Principal Amount"), and the Company received net proceeds of $74,900 on February 29, 2016.

The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the CPN 3 Note is due and payable on the maturity date, which is March 1, 2017. Any amount of principal or interest that is due under the CPN 3 Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until it is paid. Further, the Company is obligated to reduce the Principal Amount by 50% on or before July 28, 2016. Should the Company fail to do so, then outstanding principal amount will be increased by 200%.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

The Note is convertible into shares of the Company's common stock at any time at the discretion of the Investor at a conversion price per share equal to the lesser of: (a) the closing price of the Common Stock on the day before the conversion; or, (b) 50% of the lowest trading price for the common stock during the 30-days of trading ending on the latest complete trading day prior to the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Transaction Documents. The Company agreed to reserve that number of shares of common stock equal to 70% of our authorized shares of common stock not otherwise issued.

The CPN 3 Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of 150%. If the Company fails to meet its obligations under the terms of the CPN 2 Note, the promissory note shall become immediately due and payable and subject to penalties provided for in the CPN 3 Note.

In connection with the issuance of the CPN 3 Note, the Company recorded an original issuance debt discount ("OID") in the amount of $11,100 which will be amortized to interest expense over the term of the draw of one year. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $86,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $11,734 for a total initial embedded conversion option liability of $97,734. For the three months ended March 31, 2016, the Company has recorded interest expense of $438 on the CPN 3 Note, interest expense related to the amortization of the OID of $943, interest expense related to the amortization of the embedded conversion option liability discount of $7,304, and change in the fair value of embedded conversion option liability of $902,010. At March 31, 2016, the principal balance of CPN 3 Note was $86,000, embedded conversion option liability on CPN 3 Note was $890,275, unamortized original issuance debt discount was $10,157, unamortized embedded conversion option liability discount was $78,690, and accrued interest was $438.

The Company has recorded a total interest expense of $2,305 and $0, on the principal balances of CPN 1 Note, CPN 2 Note and CPN 3 Note, for the three months ended March 31, 2016 and 2015, respectively. In addition, the Company has recorded interest expense for the three months ended March 31, 2016 and 2015, relating to (i) amortization of OID discount of $4,369 and $0, and (ii) amortization of the embedded conversion option liability discount of $37,646 and $0. The Company has recorded accrued interest of $4,179 and $1,849 as of March 31, 2016 and December 31, 2015, respectively.

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

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

The Company calculated the estimated fair values of the liabilities for embedded conversion feature at March 31, 2016 with the Black-Scholes option pricing model using the closing price of the Company's common stock at each respective date and the ranges for volatility, expected term, and risk free interest indicated in the table below. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months ended March 31, 2016 of $348,201 which was included in Other Income (Expenses) (See Note 2 Fair Value Measurements) in the accompanying Condensed Consolidated Statements of Operations.

The fair market value of the Company's common stock on February 4, 2016, February 29, 2016 and March 31, 2016 was $0.30, $0.21 and $0.04 per share, respectively.

Embedded Conversion Options

Black-Scholes Model Assumptions
During The Three Months Ended March 31, 2016
Annualized volatility	82.58% - 328.16%
Expected term	0.13 – 1.00 year
Risk free interest rate	0.32% - 0.52%
A significant factor in which impacted the fair market value of the derivative liability was the significant difference between the fair market value of the Company's common stock of $0.04 per share and the conversion price of $0.0075 per share at March 31, 2016. The conversion price is based upon the lowest trade within the previous 20 - 25 days from the fair value date. Thus, the valuation is highly dependent upon the price of these trades and the fair market value of the Company's common stock at each measurement date.

NOTE 7 – RELATED PARTY TRANSACTIONS

In April 2010, the Company entered into a verbal agreement with its executive director for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. On November 14, 2014, the executive director resigned from his position and entered into a separation agreement which provided for, among other covenants and conditions, a mutual release of all claims between the Company and its executive director. The executive director was previously allotted 13,000,000 shares of the Company's common stock. Pursuant to the separation agreement, the executive agreed to retain 1,000,000 shares of common stock, and the Company had the sole discretion to determine the disposition of the remaining 12,000,000 shares of common stock. The Company has allocated these 12,000,000 shares of common stock as follows: (i) 6,125,000 shares of common stock have been reallocated to other persons and the Company has recorded an expense of $3,062,500 upon their issuance, (ii) 5,000,000 shares of common stock were cancelled and returned to the status of authorized and unissued shares, and (iii) the remaining 875,000 shares of common stock to remain issued and held in treasury as of March 31, 2016 (See Note 9). The Company made no cash payments to the executive director for consulting fees for the three months ended March 31, 2016 and 2015, respectively.

The Company has engaged an entity owned by the Chief Executive Officer/Director ("Officer") of the Company to provide business advisory, consulting, and legal services. The Company has recorded and paid legal and professional fees of $38,000 and $34,500 to this entity for the three months ended March 31, 2016 and 2015, respectively. Payments are made to this entity as the funds are available. The Company is indebted to this entity $0 as of March 31, 2016 and December 31, 2015, respectively. In addition, the Company has made payments of $1,800 and $500 to the Officer's family members for performing services for the Company for the three months ended March 31, 2016, as compared to $0 for the same comparable period in 2015.

The Officer has occasionally provided short term advances to the Company for its working capital needs. The short term advances are non-interest bearing, unsecured and due on demand. The Company is indebted to the Officer $22,500 due and payable as of March 31, 2016 and December 31, 2015, respectively.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

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

In October 2013, the entire Agreement with DLC was negotiated and settled, requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC's ownership of 80,000 shares of the Company's stock. As of March 31, 2016 and December 31, 2015, the remaining liability on the settlement of $7,000 is included in accounts payable in accompanying consolidated financial statements. The Company plans on paying DLC for the months of May 2014 through November 2014, which DLC has yet to demand.

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

NOTE 9 – STOCKHOLDERS' EQUITY

The Company's capitalization at March 31, 2016 was 300,000,000 authorized common shares with a par value of $0.001, and 10,000,000 authorized preferred shares with a par value of $0.001.

Common stock
On November 14, 2014, pursuant to a separation agreement with an executive, the Company received 875,000 shares of returned common stock, which remain issued and not outstanding and held as treasury shares as of March 31, 2016 and December 31, 2015 (See Note 7).

Warrants
On April 14, 2010, the Company granted three individuals, warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.25 per share as compensation in connection with the individuals providing introductions for raising capital for the Company. The warrants have a six year term and expire in April 2016. The fair value of 2,500,000 warrants at the original issue date was estimated to be $1,077,927 using a Black-Scholes option pricing model with an expected life of 6 years, a risk free interest rate of 2.96%, a dividend yield of 0%, and an expected volatility of 100%. The expected volatility was estimated to be 100% since the Company's stock is not traded and no historical volatility data is available. As these services were provided as part of the Company's equity funding, the value of the warrants were recorded within equity as part of the accounting for the related equity transactions. There have been no other grants of warrant instruments through March 31, 2016.

EMAV Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

The Company has not established a stock option plan nor has issued any stock options through March 31, 2016.

As a result of all common stock issuances and cancellations, the total common shares issued at March 31, 2016 were 48,841,071 of which 47,966,071 shares were outstanding and the remaining 875,000 shares were held in treasury.

Preferred Stock
At March 31, 2016, the Company had no shares of preferred stock issued or outstanding.

NOTE 10 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses related to this in any such accounts. The Company's bank balances did not exceed FDIC insured amounts as of March 31, 2016 and December 31, 2015, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred through the date and time our financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On April 14, 2010, the Company granted three individuals, warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.25 per share as compensation in connection with the individuals providing introductions for raising capital for the Company. The warrants had a six year term and expired on April 14, 2016.

On April 29, 2016, the Company issued 1,432,999 shares of its common stock to a third party investor pursuant to a conversion notice under the terms of CPN 1 Note. The investor converted $19,704 of the principal and interest of CPN 1 Note into 1,432,999 shares of our common stock valued at $0.01375 per share.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

All references to "Holdings", "we", "our," "us" and the "Company" in this Item 2 refer to EMAV Holdings, Inc. and our wholly owned subsidiary, Electric Motors and Vehicles Company ("EMAV").

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "would" or "will" or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under "Risk Factors" in the 2015 Annual Report filed with the Securities and Exchange Commission on April 4, 2016. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing in the 2015 Annual Report filed with the Securities and Exchange Commission on April 4, 2016 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

This Quarterly Report contains additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies' trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

We plan to begin shipments of our signature vehicle, the EMAV ES, in Spring of 2017. In order to do so we must raise sufficient capital so that we can build sales/demonstration models for placement at Jeep dealerships and promote the vehicle through a marketing campaign. We plan to begin shipments of our plug-in hybrid electric Ford F-150 in early 2017. Again, we need to do raise sufficient capital so that we can build sales/demonstration models and promote the vehicle through a marketing campaign. As of the filing of this Quarterly Report we have not yet produced any vehicles. We will be adapting the platform architecture of the 4-door Jeep Wrangler to develop our EMAV ES. This all electric vehicle is designed to create a new niche in the automotive industry: a luxury/premium all electric SUV, which we refer to as a premium Sport Adventure Vehicle.

We plan to begin shipments of our signature vehicle, the EMAV ES, in Spring of 2017. We plan to begin shipments of our plug-in hybrid electric Ford F-150 in early 2017. As of the filing of this Quarterly Report we have not yet produced any vehicles. We will be adapting the platform architecture of the 4-door Jeep Wrangler to develop our EMAV ES. This all electric vehicle is designed to create a new niche in the automotive industry: a luxury/premium all electric SUV, which we refer to as a premium Sport Adventure Vehicle.

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

EMAV has generated limited revenues from product sales, and no revenue from product sales during the three months ended March 31, 2016 and 2015, and for years ended December 31, 2015, 2014 and 2013. To date, we have funded our operations through the private sale of equity securities. We do not expect to generate revenue from product sales for at least the next twelve months.

We have an accumulated deficit of $7,587,776 as of March 31, 2016. Our net loss for the three months ended March 31, 2016 was $2,289,129 as compared to $160,427 for the same comparable period in 2015. Substantially all of our operating losses in the three months ended March 31, 2016 resulted from the interest expense on convertible notes payable and change in fair value of embedded conversion option liability associated with convertible debt.

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

To fund our future operations and acquisitions of car dealerships, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all.

Financial Operations Overview

Revenue

We have not earned revenues from product sales for the three months ended March 31, 2016 and 2015, respectively. We do not expect to earn revenues from product sales for at least the next twelve months. We may never generate revenues from product sales as we may never succeed in selling our initial vehicle or commercializing any other products or vehicles.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $117,174 compared to $151,371 for the same comparable period in 2015. Operating expenses decreased by $34,197 in 2016 primarily due to the reduction in general and administrative expense and depreciation expense as discussed below.

General and administrative expense (G&A) was $116,542 and $148,507 for the three months ended March 31, 2016 and 2015, respectively. G&A expense decreased by $31,965 in 2016 over 2015 primarily due to the (a) decrease in consulting expenses related to development plans of our business and initial design of our vehicle by $16,364, (b) decrease in investor relations expense by $50,667, (c) increase in professional fees for auditing, tax and legal services of $13,500, (d) increase in transfer agent fees of $21,206, and (e) reduction in travel expenses of $6,027. We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors' and officers' insurance premiums, fees for investor relations services and enhanced business and accounting systems, and other costs.

Depreciation expense for the three months ended March 31, 2016 and 2015 was $632 and $2,864, respectively. During 2015, we sold a vehicle with a cost of $35,821 resulting in reduction in depreciation expense in 2016.

Other Income and Expenses

Other expenses consisted of interest expense of $50,183 for the three months ended March 31, 2016 as compared to $9,056 for the same comparable period in 2015.  Interest expense was accrued and recorded on a (a) $53,000 stockholder loan obtained by us on May 23, 2013 for our working capital requirements. In conjunction with the execution of $53,000 stockholder loan, we issued 100,000 shares of our common stock to the lender as additional consideration, and recorded a debt discount of $30,000 which is being accreted to interest expense over the term of the promissory note, (b) $40,000 stockholder loan obtained on June 18, 2014 for our working capital requirements. In conjunction with the execution of $40,000 stockholder loan, we recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the loan term of 34 months, (c) a promissory note to pay a third party a commitment fee of $50,000 and legal fees of $25,000 for a total consideration of $75,000, bearing an annual interest rate of 10%, and due on or before June 30, 2016. The third party agreed to commit to purchase up to $5 million worth of common stock over a period of time terminating on the earlier of (i) 24 months from the date on which the agreement was executed and delivered by the Company and the third party, or (ii the date on which the third party has purchased the aggregate maximum purchase of $5 million, (d) Convertible Promissory Note ("CPN 1 Note") executed on August 17, 2015 of $50,000, bearing 10% interest and maturing on May 17, 2016. In connection with the issuance of the CPN 1 Note, we recorded a debt discount of $5,000 which will be amortized to interest expense over the term of the draw of nine months. In accordance with ASC 815, we recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $3,307 for a total initial embedded conversion option liability of $53,307 on the date of issuance of Note, (e) Convertible Promissory Note ("CPN 2 Note") executed on February 4, 2016 of $86,000, bearing 6% interest and maturing on January 28, 2017. In connection with the issuance of the CPN 2 Note, we recorded a debt discount of $11,100 which will be amortized to interest expense over the term of the draw of 357 days. In accordance with ASC 815, we recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $86,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $10,995 for a total initial embedded conversion option liability of $96,995 on the date of issuance of CPN 2 Note, and (f) Convertible Promissory Note ("CPN 3 Note") executed on February 29, 2016 of $86,000, bearing 6% interest and maturing on January 28, 2017. In connection with the issuance of the CPN 3 Note, we recorded a debt discount of $11,100 which will be amortized to interest expense over the term of the draw of 357 days. In accordance with ASC 815, we recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $86,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $11,734 for a total initial embedded conversion option liability of $97,734 on the date of issuance of CPN 3 Note.

As a result, the Company recorded interest expense of (a) $2,931 on the shareholders loans and a promissory note for the three months ended March 31, 2016  as compared to $909 for the same comparable period in 2015, (b) $2,305 on three convertible promissory notes for the three months ended March 31, 2016 as compared to $0 for the same comparable period in 2015, (c) $7,301 related to the amortization of original issue discount and debt discount related to the shareholders loans and convertible promissory notes for the three months ended March 31, 2016 as compared to $8,149 for the same comparable period in 2015, and (d) $37,646 related to amortization of embedded conversion option liability discount on convertible promissory notes for the three months ended March 31, 2016 as compared to $0 for the same comparable period.

The convertible promissory notes issued by the Company on (i) August 17, 2015 for $50,000, (ii) February 4, 2016 for $86,000, and (iii) February 29, 2016 for $86,000, qualifies for derivative accounting treatment due to the variable conversion formula. As a result, the Company recorded an expense of $2,121,772 for the three months ended March 31, 2016 due to a change in the fair value of the liabilities for the embedded conversion option derivative instrument. The change in the fair value of embedded conversion option liability is included in other income (expenses) as of March 31, 2016. The Company did not have any convertible derivative instruments outstanding as of March 31, 2015.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through private sales of our equity and debt financing. We have devoted our resources to funding the development of our initial vehicle. We have incurred operating losses in each year since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our initial vehicle.

As of March 31, 2016, we had $9,863 of cash and cash equivalents compared to $1,802 at December 31, 2015. We believe that our existing capital resources, together with interest thereon, will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital through sale of equity or debt financing. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

The accompanying financial statements for the three months ended March 31, 2016 and 2015, respectively, have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 4, 2016, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management's plans include selling our common stock to investors to raise working capital for operations and there is no assurance these plans will be realized.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $132,448 which resulted primarily from the loss of $2,289,129, depreciation of $632, amortization of OID discount on notes payable of $2,932, amortization of embedded conversion option liability discount of $42,016, change in the fair value of embedded conversion option liability of $2,121,772, decrease in accounts payable of $15,000, and increase in accrued liabilities of $4,329.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $140,509 primarily due to cash proceeds of $149,800 received from two convertible promissory notes and cash payment of $9,291 against note payable.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $8,061 for the three months ended March 31, 2016. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

Contractual Commitments and Contingencies

Contractual Obligations

Note Payable - Stockholder (Note 1)
On May 23, 2013, we executed a promissory note (the "Note 1") with a stockholder third party lender in the principal amount of $53,000. The terms of the Note 1 required us to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning  February 2014 through April 2016, at which time the entire principal amount, plus any and all accrued interest shall be due and payable. We have made the cumulative principal payments on the Note 1 of $50,546 as of March 31, 2016 and the remaining balance of $2,454 on the Note 1 is due as of March 31, 2016. The Company is delinquent in making a payment of $2,454 as of March 31, 2016, and the note holder has not made a demand for the past due payment. We have recorded interest expense of $919 on Note 1 for the three months ended March 31, 2016, and the total accrued interest payable at March 31, 2016 was $6,204.

 Note Payable - Stockholder (Note 2)
On June 18, 2014, we executed a promissory note (the "Note 2") with a stockholder lender in the principal amount of $40,000. The terms of the Note 2 required us to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of Note 2, we have recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the Note 2. We have not paid any principal payments towards the Note 2 as of March 31, 2016 and have recorded an interest expense of $2,932 for amortization of debt discount related to Note 2 for the three months ended March 31, 2016. The unamortized portion of debt discount was $12,707 at March 31, 2016. In addition, we have recorded an interest expense of $143 on Note 2 for the three months ended March 31, 2016 and the total accrued interest payable at March 31, 2016 was $2,775.

Note Payable (Note 3)
On December 22, 2015, we executed a promissory note (the "Note 3") to pay a third party a commitment fee of $50,000 and legal fees of $25,000 for a total consideration of $75,000. The third party agreed to commit to purchase up to $5 million worth of our common stock over a period of time terminating on the earlier of (i) 24 months from the date on which the agreement was executed and delivered by the Company and the third party, or (ii the date on which the third party has purchased the aggregate maximum purchase of $5 million. The promissory note bears an interest at the rate of 10% per annum. Payment of all amounts due under Note 3, principal and interest, is due on or before June 30, 2016. We have recorded the principal amount of the promissory note of $75,000 as a deferred asset upon execution of the promissory note and which will be offset as fee for capital raise against the additional paid in capital when capital is raised by the third party. We have recorded an interest expense of $1,870 for the three months ended March 31, 2016 and the total accrued interest payable at March 31, 2016 was $2,055.

The following table shows our contractual obligation to make the payments in accordance with the terms of the Notes Payable:

Contractual Obligations of Notes Payable at March 31, 2016:

For the year ended	Note 1- $53,000	Note 2- $73,233	Note 3- $75,000	Total
December 31, 2016	$2,454	$67,141	$75,000	$144,595
December 31, 2017	-	13,161	-	13,161
Total	$2,454	$80,302	$75,000	$157,756

Convertible Promissory Note (the "CPN 1 Note")
On August 17, 2015, the Company received $45,000 from a third party investor against a $50,000 Convertible Promissory Note (the "CPN 1" Note) executed on August 17, 2015. The CPN 1 Note bears an interest rate of 10% per annum. The maturity date of the CPN 1 Note is May 17, 2016 and is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the conversion price. The conversion price is the lessor of 55% of the lowest trade price in the 25 trading days previous to the conversion date.

In connection with the issuance of the CPN 1 Note, the Company recorded an original issuance debt discount ("OID") in the amount of $5,000 which will be amortized to interest expense over the term of the draw of nine months. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $3,307 for a total initial embedded conversion option liability of $53,307. On February 17, 2016, the Company issued 108,403 shares of its common stock to the third party investor pursuant to a conversion notice under the terms of CPN 1 Note. Pursuant to the conversion notice, the investor converted $12,521 of the principal and interest of CPN 1 Note into 108,403 shares of our common stock valued at $0.1155 per share. On March 14, 2016, the Company issued 952,203 shares of its common stock to the third party investor pursuant to a conversion notice under the terms of CPN 1 Note. Pursuant to the conversion notice, the investor converted $5,237 of the principal of CPN 1 Note into 952,203 shares of our common stock valued at $0.0055 per share. As a result of the debt conversions, the Company recorded an expense of $320,810 due to change in fair value of the embedded conversion option liability for the three months ended March 31, 2016.

For the three months ended March 31, 2016, the Company has recorded interest expense of $1,100 on the CPN 1 Note, interest expense of $1,630 related to the amortization of the OID, $16,852 related to the amortization of the embedded conversion option liability discount , and $320,810 expense due the change in fair value of embedded conversion option liability due to debt conversions.  The CPN 1 Note balance was $32,242 and $50,000 at March 31, 2016 and December 31, 2015, respectively, unamortized debt discount was $796 and $2,426, unamortized embedded conversion option liability discount was $8,148 and $25,000, and accrued interest of $2,924 and $1,849 at March 31, 2016 and December 31, 2015, respectively.

Convertible Promissory Note (the "CPN 2 Note")
On February 04, 2016, the Company closed and funded a financing transaction by entering into a Securities Purchase Agreement (the "Purchase Agreement") with a third party (the "Investor"). Pursuant to the Purchase Agreement, the Investor purchased from the Company a Convertible Promissory Note (the "CPN 2 Note", and together with the Purchase Agreement, the "Transaction Documents") in the aggregate principal amount of $86,000 (the "Principal Amount"), and the Company received net proceeds of $74,900 on February 4, 2016.

The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the CPN 2 Note is due and payable on the maturity date, which is January 28, 2017. Any amount of principal or interest that is due under the CPN 2 Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until it is paid. Further, the Company is obligated to reduce the Principal Amount by 50% on or before July 28, 2016. Should the Company fail to do so, then outstanding principal amount will be increased by 200%.

The Note is convertible into shares of the Company's common stock at any time at the discretion of the Investor at a conversion price per share equal to the lesser of: (a) the closing price of the Common Stock on the day before the conversion; or, (b) 50% of the lowest trading price for the common stock during the 30-days of trading ending on the latest complete trading day prior to the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Transaction Documents. The Company agreed to reserve that number of shares of common stock equal to 70% of our authorized shares of common stock not otherwise issued.

The CPN 2 Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of 150%. If the Company fails to meet its obligations under the terms of the CPN 2 Note, the promissory note shall become immediately due and payable and subject to penalties provided for in the CPN 2 Note.

In connection with the issuance of the CPN 2 Note, the Company recorded an original issuance debt discount ("OID") in the amount of $11,100 which will be amortized to interest expense over the term of the draw of 357 days. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $86,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $10,995 for a total initial embedded conversion option liability of $96,995. For the three months ended March 31, 2016, the Company has recorded interest expense of $792 on the CPN 2 Note, interest expense related to the amortization of the OID discount of $1,741, interest expense related to the amortization of the embedded conversion option liability discount of $13,490, and change in fair value of embedded conversion option liability of $898,952. At March 31, 2016, the principal balance of CPN 2 Note was $86,000, embedded conversion option liability of CPN 2 Note was $887,957, unamortized OID discount was $9,359, unamortized embedded conversion option liability discount was $72,510, and accrued interest was $792.

Convertible Promissory Note (the "CPN 3 Note")
On February 29, 2016, the Company closed and funded a financing transaction by entering into a Securities Purchase Agreement (the "Purchase Agreement") with the same third party (the "Investor") who also executed CPN 2 Note. Pursuant to the Purchase Agreement, the Investor purchased from the Company a Convertible Promissory Note (the "CPN 3 Note"), and together with the Purchase Agreement, the "Transaction Documents") in the aggregate principal amount of $86,000 (the "Principal Amount"), and the Company received net proceeds of $74,900 on February 29, 2016.

The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the CPN 3 Note is due and payable on the maturity date, which is March 1, 2017. Any amount of principal or interest that is due under the CPN 3 Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until it is paid. Further, the Company is obligated to reduce the Principal Amount by 50% on or before July 28, 2016. Should the Company fail to do so, then outstanding principal amount will be increased by 200%.

The Note is convertible into shares of the Company's common stock at any time at the discretion of the Investor at a conversion price per share equal to the lesser of: (a) the closing price of the Common Stock on the day before the conversion; or, (b) 50% of the lowest trading price for the common stock during the 30-days of trading ending on the latest complete trading day prior to the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Transaction Documents. The Company agreed to reserve that number of shares of common stock equal to 70% of our authorized shares of common stock not otherwise issued.

The CPN 3 Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of 150%. If the Company fails to meet its obligations under the terms of the CPN 2 Note, the promissory note shall become immediately due and payable and subject to penalties provided for in the CPN 3 Note.

In connection with the issuance of the CPN 3 Note, the Company recorded an original issuance debt discount ("OID") in the amount of $11,100 which will be amortized to interest expense over the term of the draw of one year. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $86,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $11,734 for a total initial embedded conversion option liability of $97,734. For the three months ended March 31, 2016, the Company has recorded interest expense of $438 on the CPN 3 Note, interest expense related to the amortization of the OID of $943, interest expense related to the amortization of the embedded conversion option liability discount of $7,304, and change in the fair value of embedded conversion option liability of $902,010. At March 31, 2016, the principal balance of CPN 3 Note was $86,000, embedded conversion option liability on CPN 3 Note was $890,275, unamortized original issuance debt discount was $10,157, unamortized embedded conversion option liability discount was $78,690, and accrued interest was $438.

The Company has recorded a total interest expense of $2,305 and $0, on the principal balances of CPN 1 Note, CPN 2 Note and CPN 3 Note, for the three months ended March 31, 2016 and 2015, respectively. In addition, the Company has recorded interest expense for the three months ended March 31, 2016 and 2015, relating to (i) amortization of OID discount of $4,369 and $0, and (ii) amortization of the embedded conversion option liability discount of $37,646 and $0. The Company has recorded accrued interest of $4,179 and $1,849 as of March 31, 2016 and December 31, 2015, respectively.

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

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC's ownership of 80,000 shares of the Company's stock. The Company had recorded a liability and an expense of $15,000 as a result of this litigation in its consolidated financial statements as of March 31, 2016. As of March 31, 2016, the remaining liability on the settlement of $7,000 is included in accounts payable in accompanying consolidated financial statements. The Company plans on paying DLC for the months of May 2014 through November 2014, which DLC has yet to demand.

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

While our significant accounting policies are described in more detail in Note 2 of our annual consolidated financial statements included in this Quarterly Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on their evaluation, management concluded as of March 31, 2016 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management's Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company's internal control over financial reporting. The evaluation was based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Item 1 - Legal Proceedings

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

Item 1A - Risk Factors

 The section entitled "Risk Factors" in the 2015 Annual Report filed with the Securities and Exchange Commission on April 4, 2016 is hereby incorporated by reference in this report as if set forth herein in its entirety.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, the Company did not sell any shares of its common stock.

On February 23, 2016, the Company issued 108,403 shares of its common stock to Auctus Fund, LLC ("Auctus"), pursuant to a conversion notice from Auctus under the terms of the convertible promissory note dated August 17, 2015 (the "Auctus Note"), which was previously disclosed and reported by the Company on Form 8-K filed with the SEC on August 21, 2015. Pursuant to the Auctus Note and the conversion notice, Auctus converted $12,521 of principal and interest due under the Auctus Note into 108,403 shares of our common stock. These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and its access to information concerning our business.

On March 17, 2016, the Company issued 952,203 shares of its common stock to Auctus pursuant to a conversion notice and converted $5,237 of principal and interest due under the Auctus Note into 952,203 shares of our common stock. These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and its access to information concerning our business.

Subsequent to our fiscal quarter ended March 31, 2016 and prior to May 12, 2016, the Company did not sell any shares of its common stock.

On February 4, 2016, the Company closed and funded a financing transaction by entering into a Securities Purchase Agreement (the "Purchase Agreement") with EMA Financial, LLC, a Delaware limited liability company ("EMA Financial"). Pursuant to the Purchase Agreement, EMA Financial purchased from the Company a Convertible Promissory Note (the "Note", and together with the Purchase Agreement, the "Transaction Documents") in the aggregate principal amount of $86,000 (the "Principal Amount"), and delivered net proceeds of $74,900, which amount became available for use by the Company on February 4, 2016. The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is January 28, 2017 (the "Maturity Date"). EMA may extend the Maturity Date by providing us with written notice at least 5 days before the Maturity Date. However, EMA may only extend the Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). Further, we are obligated to reduce the Principal Amount by 50% on or before July 28, 2016, either through (i) accessing the funds under the Equity Purchase Agreement we described in our 8-K we filed  December 28, 2015; or, (ii) subsequent financing closed by the Company. Should we fail to do so, the then outstanding principal amount will be increased by 200%. The Note is convertible into shares of the Company's common stock ("Common Stock") at any time at the discretion of EMA Financial at a conversion price per share equal to the lesser of: (a) the closing price of the Common Stock on the day before the conversion; or, (b) 50% of the lowest trading price for the common stock during the 30-days of trading ending on the latest complete trading day prior to the date of conversion (the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Transaction Documents. We agreed to reserve that number of shares of Common Stock equal to 70% of our authorized shares of Common Stock not otherwise issued. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of 150%. If the Company fails to meet its obligations under the terms of the Note the Note shall become immediately due and payable and subject to penalties provided for in the Note. All amounts due under the Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of Common Stock upon any conversion of the Note, (iv) our breach of the covenants, representations or warranties under the Note, (v) our appointment of a trustee, (vi) a judgment against us in excess of $50,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (x) the delisting of our Common Stock from the OTCQB or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the Note until the Note has been paid in full, or (xi) our effectuation of a reverse stock split without 20 days prior written notice to EMA Financial. These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and its access to information concerning our business.

On February 29, 2016 the Company entered into, closed, and funded a financing transaction by entering into a Securities Purchase Agreement (the "Purchase Agreement") with EMA Financial, LLC, a Delaware limited liability company ("EMA Financial"). Pursuant to the Purchase Agreement, EMA Financial purchased from the Company a Convertible Promissory Note (the "Note", and together with the Purchase Agreement, the "Transaction Documents") in the aggregate principal amount of $86,000 (the "Principal Amount"), and delivered net proceeds of $74,900 to the Company. The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is March 1, 2017 (the "Maturity Date"). EMA may extend the Maturity Date by providing us with written notice at least 5 days before the Maturity Date. However, EMA may only extend the Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). Further, we are obligated to reduce the Principal Amount by 50% on or before July 28, 2016, either through (i) accessing the funds under the Equity Purchase Agreement we described in our 8-K we filed December 28, 2015; or, (ii) subsequent financing closed by the Company. Should we fail to do so, the then outstanding principal amount will be increased by 200%. The Note is convertible into shares of the Company's common stock ("Common Stock") at any time at the discretion of EMA Financial at a conversion price per share equal to the lesser of: (a) the closing price of the Common Stock on the day before the conversion; or, (b) 50% of the lowest trading price for the common stock during the 30-days of trading ending on the latest complete trading day prior to the date of conversion (the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Transaction Documents. We agreed to reserve that number of shares of Common Stock equal to 70% of our authorized shares of Common Stock not otherwise issued. The number of shares Common Stock reserved are the same shares we reserved under the Convertible Promissory Note we disclosed in our Current Report filed on Form 8-K on February 10, 2016. As such, there is no increase in the number of shares of Common Stock from the earlier Convertible Promissory Note. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of 150%. If the Company fails to meet its obligations under the terms of the Note the Note shall become immediately due and payable and subject to penalties provided for in the Note. All amounts due under the Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of Common Stock upon any conversion of the Note, (iv) our breach of the covenants, representations or warranties under the Note, (v) our appointment of a trustee, (vi) a judgment against us in excess of $50,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (x) the delisting of our Common Stock from the OTCQB or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the Note until the Note has been paid in full, or (xi) our effectuation of a reverse stock split without 20 days prior written notice to EMA Financial. These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and its access to information concerning our business.

Subsequent to our fiscal quarter ended March 31, 2016, and prior to May 12, 2016, the Company issued additional shares of its common stock. On April 29, 2016 the Company issued 1,432,999 shares of its common stock to Auctus pursuant to a conversion notice from Auctus under the terms of the Auctus Note. Pursuant to the Auctus Note and the conversion notice, Auctus converted $18,360 due under the Auctus Note into 1,432,999 shares of our common stock. These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and its access to information concerning our business.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - EXHIBITS

The following Exhibits are filed as part of this Quarterly Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

2.1.1	Agreement and Plan of Merger dated December 5, 2007(1)

2.1.2	Certificate of Merger - Delaware - dated December 5, 2007(1)

2.1.3	Articles of Merger - Florida - dated December 7, 2007(1)

2.1.4	Certificate of Merger – Delaware - dated September 20, 2011 (2)

2.1.5	Agreement and Plan Of Merger Dated December 27, 2013 By and Among EMAV Holdings, Inc., Electric Motors and Vehicles Company, and EV Pop Acquisition Company (3)

3.1.1	Certificate of Incorporation dated May 14, 1987(1)

3.1.2	Articles of Amendment dated June 30, 1998(1)

3.1.3	Articles of Amendment dated November 12, 1998(1)

3.1.4	Articles of Amendment dated June 22, 2006(1)

3.1.5	Certificate of Incorporation of Delaware entity dated October 11, 2007(1)

3.1.6	Articles of Amendment dated October 18, 2007(1)

3.1.7	Certificate of Amendment dated August 27, 2008(1)

3.1.8	Amendment to Certificate of Incorporation dated December 27, 2013 (3)

3.1.9	Certificate of Merger dated December 27,2013 (3)

3.2.1	Florida Amended and Restated By-Laws(1)

3.2.2	Delaware Amended and Restated By-Laws(1)

10.1	Stock Purchase Agreement dated March 31, 2010 by and between the Company and Bedrock Ventures, Inc. (4)

10.2	Repurchase Agreement dated April 1, 2010 by and among the Company and CENTURY CAPITAL PARTNERS, LLC, and CORPORATE SERVICES INTERNATIONAL, INC. (4)

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2*	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*)

32.2*	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*)

101*+
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements.

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

Date: May 13, 2016	EMAV Holdings, Inc.

By:	/s/ Keith A. Rosenbaum
KEITH A. ROSENBAUM,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)