Form 10-Q
period 2016-06-30
EMAV Holdings, Inc.
filed 2016-09-29
CIK 1076744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

___________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: JUNE 30, 2016

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

As of September 29, 2016, there were 50,649,070 shares of the registrant's common stock, $0.001 par value per share, issued and 49,774,070 shares outstanding.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Form 10-Q
For the Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$-	$1,802
Deferred offering costs	75,000	75,000
Prepaid expenses	-	1,000
Total Current Assets	75,000	77,802

Property and equipment, net	2,054	3,318

Total Assets	$77,054	$81,120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$52,301	$42,731
Accrued liabilities	13,807	10,859
Payable to related party	35,000	22,500
Embedded conversion option liability	673,615	78,713
Notes payable, current portion, net of debt discount of $9,774 and $15,639 at June 30, 2016 and December 31, 2015, respectively	138,459	144,339
Convertible note payable, current portion, net of discount of $121,762 and $27,426 at June 30, 2016 and December 31, 2015, respectively	62,776	22,574
Total Current Liabilities	975,958	321,716

Total Liabilities	975,958	321,716

Commitments and contingencies (Note 8)

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,274,070 shares and 47,780,465 shares issued and 49,399,070 shares and 46,905,465 shares outstanding at June 30, 2016 and December 31, 2015, respectively	50,275	47,781
Treasury stock, 875,000 shares, $0.001 par value, issued not outstanding	(875)	(875)
Additional paid in capital	5,132,526	5,011,145
Accumulated deficit	(6,080,830)	(5,298,647)
Total Stockholders' Equity (Deficit)	(898,904)	(240,596)

Total Liabilities and Stockholders' Equity	$77,054	$81,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
Depreciation	632	1,792	1,264	4,656
General and administrative	38,686	56,746	155,228	205,253
Total Operating Expenses	39,318	58,538	156,492	209,909

Operating Loss from Operations	(39,318)	(58,538)	(156,492)	(209,909)

Other Income (Expenses)
Interest expense	(66,193)	(3,713)	(116,376)	(12,769)
Change in the fair value of embedded conversion option liability	1,612,457	-	(509,315)	-
Total Other Income (Expenses)	1,546,264	(3,713)	(625,691)	(12,769)

Income (loss) from Continuing Operations before Income Taxes	1,506,946	(62,251)	(782,183)	(222,678)

Provision for income tax	-	-	-	-

Net income (loss)	$1,506,946	$(62,251)	$(782,183)	$(222,678)

Basic net income (loss) per common share	$0.03	$(0.00)	$(0.02)	$(0.00)

Diluted net income (loss) per common share	$0.03	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic	48,944,000	46,654,664	48,020,817	46,622,869

Weighted average number of shares outstanding - diluted	53,114,358	46,654,664	52,191,175	46,622,869

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(782,183)	$(222,678)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,264	4,656
Amortization of prepaid consulting services for stock issuances	1,000	42,666
Amortization of OID discount on notes payable	16,571	9,956
Amortization of embedded conversion option liability discount	89,157	-
Change in the fair value of embedded conversion option liability	509,315	-
Changes in operating assets and liabilities:
Accounts payable	9,570	33,260
Accrued liabilities	2,949	4,689
Net cash used in operating activities	(152,357)	(127,451)

Cash Flows from Financing Activities:
Cash proceeds from sale of stock	-	71,500
Cash proceeds from note payable	149,800	-
Cash proceeds from related party	12,500	10,000
Cash payments against note payable	(11,745)	(6,953)
Net cash provided by financing activities	150,555	74,547

Net increase (decrease) in cash and cash equivalents	(1,802)	(52,904)

Cash and cash equivalents, beginning of the period	1,802	63,914

Cash and cash equivalents, end of the period	$0	$11,010

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$7,955	$626

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock pursuant to debt conversion	$37,462	$-
Settlement of embedded conversion derivative	$86,414	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "EMAV" shall mean EMAV Holdings, Inc., a Delaware corporation, and its consolidated subsidiary Electric Motors and Vehicles Company ("EMAVC").

EMAVC's principal business is electric vehicle manufacturing and sales. It plans to design, assemble, and sell premium electric rugged sport adventure vehicles directly through a network of dealerships. EMAVC will deploy a unique approach to build and bring its vehicles to market. Rather than creating a new vehicle and building out a new distribution network, EMAVC will use the four-door Jeep Wrangler as the platform for its signature electric vehicle. At this time further development and initiation of sales is entirely dependent on our ability to raise additional capital.

Going Concern
The accompanying (a) condensed consolidated balance sheet at December 31, 2015 has been derived from the audited statements, and (b) the condensed consolidated unaudited financial statements as of and for the periods ended June 30, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report"), filed with the Securities and Exchange Commission (the "SEC") on April 4, 2016.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results of operations expected for the year ending December 31, 2016.

The Company's unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company funded its operations in 2015 and 2016 through sale of its equity, debt financing and sale of its vehicle. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $782,183 for the six months ended June 30, 2016, used net cash in operating activities of $152,357, has a working capital deficit of $900,958, and has an accumulated deficit of $6,080,830 as of June 30, 2016. These factors, among others raise a substantial doubt regarding the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The company did not have any cash equivalents at June 30, 2016 and December 31, 2015, respectively.

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
June 30, 2016 and 2015
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

The Company's financial instruments consist principally of accounts payable, accrued liabilities, loan payable to a related party and promissory notes payable. Pursuant to ASC 820 and ASC 825, "Financial Instruments", the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at June 30, 2016:

		Fair Value Measurements at June 30, 2016
	Carrying Value at June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liability	$673,615	$-	$673,615	$-

The following is a summary of activity of Level 2 assets and liabilities for the period ended June 30, 2016:

Embedded conversion option liability
Balance – January 1, 2016	$78,713
Additions	172,000
Reclassification to equity	(86,413)
Change in fair value	509,315
Balance – June 30, 2016	$673,615

Changes in fair value of the embedded conversion option liability are included in Other Income (Expenses) in the accompanying Condensed Consolidated Statements of Operations.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 "Revenue Recognition", which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.  The Company has not recognized any revenue for the three months and six months ended June 30, 2016 and 2015, respectively.

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and six months ended June 30, 2016 and 2015, there were 4,170,358 and 0 shares of common stock available for conversion of convertible notes into equity, which if exercised, may dilute future earnings per share. Warrants outstanding to purchase 2,500,000 shares of common stock expired on April 14, 2016, and were excluded from these calculations as their effect would be anti-dilutive due to the reported net losses in each period.  The following table sets forth the computation of basic and diluted net income (loss) per common share from continuing operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Income (loss) from continuing operations	$1,506,946	$(62,251)	$(782,183)	$(222,678)

Denominator:
Weighted average shares outstanding	48,944,000	46,654,664	48,020,817	46,622,869
Effect of dilutive securities:
Promissory notes convertible into common shares	4,170,358	-	-	-

Adjusted weighted-average shares and assumed conversions	53,114,358	46,654,664	52,191,175	46,622,869

Net income (loss) per common share from continuing operations:
Basic	$0.03	$(0.00)	$(0.02)	$(0.00)
Diluted	$0.03	$(0.00)	$(0.01)	$(0.00)

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

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
June 30, 2016 and 2015
(Unaudited)

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" ("ASU 2015-02"). This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company has not adopted ASU 2015-02 as of June 30, 2016, and the adoption is not expected to have an impact on the Company's consolidated financial statements.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company's financial statements.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	June 30,	December 31,
	2016	2015

Property and equipment	$7,583	$7,583
Less: accumulated depreciation	(5,529)	(4,265)
Property and equipment, net	$2,054	$3,318

Depreciation expense for the three months and six months ended June 30, 2016 and 2015 was $632 and $1,264, compared to $1,792 and $4,656 for the same comparable periods in 2015.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

NOTE 4 – NOTES PAYABLE

Notes payable consist of:

	June 30, 2016	December 31, 2015

Stockholder note payable, original principal balance $40,000, unsecured, 5% stated annual interest, monthly interest only payments from September 18, 2014 to April 2015, 24 fixed monthly payments of $3,290 from May 18, 2015 to April 18, 2017. Original discount of $33,233 applied to normalize interest to 5% will be amortized over the loan term (P/Note 1)	$73,233	$73,233

Stockholder note payable, principal balance of $53,000, unsecured, interest bearing, monthly payment of $3,790 starting February 1, 2014, due April 1, 2016 (P/Note 2)	-	11,745

Note payable, principal balance of $75,000, unsecured, bearing 10% annual interest, due in full for unpaid principal and interest on or before June 30, 2016 (P/Note 3)	75,000	75,000
	$148,233	$159,978
Less: debt discount	(9,774)	(15,639)
Notes payable	$138,459	$144,339
Notes payable - current portion	$138,459	$144,339
Notes payable - long term portion	$-	$-

Debt discount - current portion	$9,774	$15,639
Debt discount - long term portion	$-	$-

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

P/Note 1
On June 18, 2014, the Company executed a promissory note (the "P/Note 1") with a stockholder lender in the principal amount of $40,000. The terms of the P/Note 1 require the Company to make (a) monthly interest only payments (5% annual rate) starting on September 18, 2014; (b) twenty-four (24) payments of $3,290 each, including principal and interest, beginning May 18, 2015 through April 18, 2017, at which time the entire principal amount, plus any and all accrued interest shall be due and payable; and, (c) in the event of an investment or series of related investments of at least $5,000,000 before April 18, 2017, then the entire principal balance and all accrued and unpaid interest shall be due in full in addition to a $5,000 prepayment penalty. In connection with the issuance of P/Note 1, the Company has recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the life of the P/Note 1. The Company is in default in making its note payments as of June 30, 2016 and the note holder has not made a demand for the past due payments. The Company has recognized interest expense of $2,932 and $5,865 for amortization of debt discount related to P/Note 1 for the three months and six months ended June 30, 2016, and $2,932 and $5,865 for the same comparable periods in 2015. The unamortized portion of debt discount was $9,774 and $15,639 at June 30, 2016 and December 31, 2015, respectively. In addition, the Company has recorded an interest expense of $500 and $643 for the three months and six months ended June 30, 2016, and $487 and $987 for the same comparable periods in 2015. The Company paid $841 in interest payments for the six months ended June 30, 2016. Accrued interest on P/Note 1 was $2,434 and $2,632 at June 30, 2016 and December 31, 2015, respectively.

P/Note 2
On May 23, 2013, the Company executed a promissory note (the "P/Note 2") with a stockholder in the principal amount of $53,000. The terms of the P/Note 2 required the Company to make (a) a principal payment of $3,000 on or before June 6, 2013, and (b) fifteen (15) monthly payments of $3,790 each, including principal and interest, beginning February 2014 through April 2015, at which time the entire principal amount, plus any and all accrued interest was due and payable. On March 30, 2015, the Company and the shareholder mutually agreed to extend the due date of payment of the P/Note 2 to April 1, 2016. During the six months ended June 30, 2016, the Company made note payments of principal of $11,745 and interest payments of $7,114. The Company has made both principal and accrued interest in full settlement of P/Note 2. The Company has recorded interest expense of $920 and $920 on P/Note 2 for the three months and six months ended June 30, 2016, and $920 and $1,829 for the same comparable periods in 2015.  The Company paid $7,114 in interest payments for the six months ended June 30, 2016. Accrued interest on P/Note 2 was $0 and $6,194 at June 30, 2016 and December 31, 2015, respectively.

In conjunction with the execution of P/Note 2, the Company agreed to issue 100,000 shares of restricted common stock at its fair value of $30,000 to the stockholder on May 23, 2014, as an additional consideration and not as additional interest. In connection with the issuance of the common stock pursuant to P/Note 2, the Company recorded a debt discount in the amount of $30,000 which was being amortized to interest expense over the life of the Note. The Company recorded interest expense of $0 and $0 as the amortization of debt discount related to P/Note 2 for the three months and six months ended June 30, 2016, and $0 and $4,091 for the same comparable periods in 2015. The net book value of the unamortized portion of the debt discount was $0 at both June 30, 2016 and December 31, 2015, respectively.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

P/Note 3
On December 22, 2015, the Company executed a promissory note (P/Note 3) to pay a third party a commitment fee of $50,000 and legal fees of $25,000 for a total consideration of $75,000 in connection with an offering of common stock. The third party agreed to commit to purchase up to $5 million worth of common stock over a period of time terminating on the earlier of (i) 24 months from the date on which the agreement was executed and delivered by the Company and the third party, or (ii the date on which the third party has purchased the aggregate maximum purchase of $5 million. The promissory note bears an interest at the rate of 10% per annum. Payment of all amounts due under P/Note 3, principal and interest, is due on or before June 30, 2016. The Company is in default of the terms of P/Note 3 and the note holders has not made a demand for the past due payments. The Company has recorded the principal amount of the promissory note of $75,000 as a deferred asset upon execution of the promissory note and which will be offset as fee for capital raise against the additional paid in capital when capital is raised by the third party. If unsuccessful, the amount will be charged to expense. As of the date of this filing the agreement is still valid. The Company has recorded an interest expense of $1,870 and $3,740 for the three months and six months ended June 30, 2016.  Accrued interest on P/Note 3 was $3,925 and $185 at June 30, 2016 and December 31, 2015, respectively.

The Company has recorded total interest expense including amortization of debt discount, on P/Note 1, P/Note 2 and P/Note 3 of $5,302 and $11,167 for the three months and six months ended June 30, 2016, and $3,713 and $12,769 for the same comparable periods in 2015. The Company has made interest payments of $7,955 and $626 for the six months ended June 30, 2016 and 2015, and recorded accrued interest of $6,358 and $9,012 on P/Note 1, P/Note 2 and P/Note 3 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of:
	June 30,	December 31,
	2016	2015

Convertible note payable to a third party, principal balance of $50,000, secured, bearing interest of 12%, due on May 17, 2016 (CPN 1 Note)	$12,538	$50,000

Convertible note payable to a third party, principal balance of $86,000, secured, bearing annual interest at 6%, due on January 28, 2017 (CPN 2 Note)	86,000	-

Convertible note payable to a third party, principal balance of $86,000, secured, bearing annual interest at 6%, due on January 28, 2017 (CPN 3 Note)	86,000	-
	185,538	50,000
Less: debt discounts	(121,762)	(27,426)
Convertible notes payable, net	$62,776	$22,574
Less: current portion	$(62,776)	$(22,574)
Convertible notes payable, non-current	$-	$-

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

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

In connection with the issuance of the CPN 1 Note, the Company recorded an original issuance debt discount ("OID") in the amount of $5,000 which will be amortized to interest expense over the term of the draw of nine months. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $3,307 for a total initial embedded conversion option liability of $53,307. On February 17, 2016, the Company issued 108,403 shares of its common stock to the third party investor pursuant to a conversion notice under the terms of CPN 1 Note. Pursuant to the conversion notice, the investor converted $12,521 of the principal and interest of CPN 1 Note into 108,403 shares of our common stock valued at $0.1155 per share. On March 14, 2016, the Company issued 952,203 shares of its common stock to the third party investor pursuant to a conversion notice under the terms of CPN 1 Note. Pursuant to the conversion notice, the investor converted $5,237 of the principal of CPN 1 Note into 952,203 shares of our common stock valued at $0.0055 per share. On April 29, 2016, the Company issued 1,432,999 shares of its common stock to the third party investor pursuant to a conversion notice under the terms of CPN 1 Note. Pursuant to the conversion notice, the investor converted $19,704 of the principal of CPN 1 Note into 1,432,999 shares of our common stock valued at $0.0165 per share.

For the three months and six months ended June 30, 2016, the Company has recorded interest expense of $469 and $1,544 on the CPN 1 Note, interest expense of $741 and $2,426 related to the amortization of the OID and $8,148 and $25,000 related to the amortization of the embedded conversion option liability discount and change in fair value of embedded conversion option liability of $40,756. The CPN 1 Note balance was $12,538 and $50,000 at June 30, 2016 and December 31, 2015, respectively, embedded conversion option liability of CPN 1 Note was $33,056, unamortized debt discount was $0 and $5,000, unamortized embedded conversion option liability discount was $0 and $25,000, and accrued interest of $3,393 and $1,849 at June 30, 2016 and December 31, 2015, respectively.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

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

The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the CPN 2 Note is due and payable on the maturity date, which is January 28, 2017. Any amount of principal or interest that is due under the CPN 2 Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until it is paid. Further, the Company is obligated to reduce the Principal Amount by 50% on or before July 28, 2016. Should the Company fail to do so, then outstanding principal amount will be increased by 200%. The Principal Amount was doubled due to the failure to timely make the payment.

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

In connection with the issuance of the CPN 2 Note, the Company recorded an original issuance debt discount ("OID") in the amount of $11,100 which will be amortized to interest expense over the term of the draw of 357 days. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $86,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $10,995 for a total initial embedded conversion option liability of $96,995. For the three months and six months ended June 30, 2016, the Company has recorded interest expense of $1,286 and $2,078 on the CPN 2 Note, interest expense related to the amortization of the OID discount of $2,829 and $4,571, interest expense related to the amortization of the embedded conversion option liability discount of $21,922 and $35,412, and change in fair value of embedded conversion option liability of $232,356. At June 30, 2016, the principal balance of CPN 2 Note was $86,000, embedded conversion option liability of CPN 2 Note was $318,356, unamortized OID discount was $6,529, unamortized embedded conversion option liability discount was $50,588, and accrued interest was $2,078.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

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

The Principal Amount bears interest at 6% per annum. All outstanding principal and accrued interest on the CPN 3 Note is due and payable on the maturity date, which is March 1, 2017. Any amount of principal or interest that is due under the CPN 3 Note, which is not paid by the maturity date, will bear interest at the rate of 24% per annum until it is paid. Further, the Company is obligated to reduce the Principal Amount by 50% on or before July 28, 2016. Should the Company fail to do so, then outstanding principal amount will be increased by 200%. The Principal Amount was doubled due to the failure to timely make the payment.

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

In connection with the issuance of the CPN 3 Note, the Company recorded an original issuance debt discount ("OID") in the amount of $11,100 which will be amortized to interest expense over the term of the draw of one year. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $86,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $11,734 for a total initial embedded conversion option liability of $97,734. For the three months and six months ended June 30, 2016, the Company has recorded interest expense of $1,286 and $1,725 on the CPN 3 Note, interest expense related to the amortization of the OID discount of $2,767 and $3,710, interest expense related to the amortization of the embedded conversion option liability discount of $21,441 and $28,745, and change in the fair value of embedded conversion option liability for six months ended June 30, 2016 of $236,204. At June 30, 2016, the principal balance of CPN 3 Note was $86,000, embedded conversion option liability on CPN 3 Note was $322,204, unamortized original issuance debt discount was $7,390, unamortized embedded conversion option liability discount was $57,255, and accrued interest was $1,725.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

The Company has recorded a total interest expense of $3,042 and $5,347, on the principal balances of CPN 1 Note, CPN 2 Note and CPN 3 Note, for the three months and six months ended June 30, 2016 and $0 for the same comparable periods in 2015. In addition, the Company has recorded interest expense for the three months and six months ended June 30, 2016, relating to (i) amortization of OID discount of $6,338 and $10,707, and (ii) amortization of the embedded conversion option liability discount of $51,511 and $89,157. The Company recorded interest expense of $0 relating to the above for the three and six months ended June 30, 2015. The Company has recorded accrued interest on all three convertible notes of $7,196 and $1,849 as of June 30, 2016 and December 31, 2015, respectively.

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

The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 30, 2016 with the Black-Scholes option pricing model using the closing price of the Company's common stock at each respective date and the ranges for volatility, expected term, and risk free interest indicated in the table below. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the six months ended June 30, 2016 of $509,315 which was included in Other Income (Expenses) (See Note 2 Fair Value Measurements) in the accompanying Condensed Consolidated Statements of Operations.

The fair market value of the Company's common stock on February 4, 2016, February 29, 2016, March 31, 2016, April 29, 2016 and June 30, 2016 was $0.30, $0.21, $0.04, $0.05 and $0.06 per share, respectively.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

Embedded Conversion Options

Black-Scholes Model Assumptions
During The Six Months Ended June 30, 2016
Annualized volatility	82.58% - 365.16%
Expected term	0.00 – 1.00 year
Risk free interest rate	0.32% - 0.52%

A significant factor which impacted the fair market value of the derivative liability was the significant difference between the fair market value of the Company's common stock of $0.06 per share and the conversion price of $0.0165 per share at June 30, 2016. The conversion price is based upon the lowest trade within the previous 25 days multiplied by 55% from the fair value date ($0.03X55%= $0.0165). Thus, the valuation is highly dependent upon the price of these trades and the fair market value of the Company's common stock at each measurement date.

NOTE 7 – RELATED PARTY TRANSACTIONS

In April 2010, the Company entered into a verbal agreement with its executive director for providing business consulting and marketing services to the Company. No fixed compensation was agreed at the time of the verbal agreement. On November 14, 2014, the executive director resigned from his position and entered into a separation agreement which provided for, among other covenants and conditions, a mutual release of all claims between the Company and its executive director. The executive director was previously allotted 13,000,000 shares of the Company's common stock. Pursuant to the separation agreement, the executive agreed to retain 1,000,000 shares of common stock, and the Company had the sole discretion to determine the disposition of the remaining 12,000,000 shares of common stock. The Company has allocated these 12,000,000 shares of common stock as follows: (i) 6,125,000 shares of common stock have been reallocated to other persons and the Company has recorded an expense of $3,062,500 upon their issuance, (ii) 5,000,000 shares of common stock were cancelled and returned to the status of authorized and unissued shares, and (iii) the remaining 875,000 shares of common stock to remain issued and held in treasury as of June 30, 2016 (See Note 9). The Company made no cash payments to the executive director for consulting fees for the three months and six months ended June 30, 2016 and 2015, respectively.

The Company has engaged an entity owned by the Chief Executive Officer/Director ("Officer") of the Company to provide business advisory, consulting, and legal services. The Company has recorded and paid legal and professional fees of $1,000 and $39,000 to this entity for the three months and six months ended June 30, 2016 and $2,500 and $37,000 for the same comparable periods in 2015. Payments are made to this entity as the funds are available. The Company is indebted to this entity $12,500 and $0 as of June 30, 2016 and December 31, 2015, respectively. In addition, the Company has made no payments and $2,300 in payments to the Officer's family members for the three months and six months ended June 30, 2016 for performing services for the Company. No payments were made to the Officer's family members for performing services for the three months and six months ended June 30, 2015.
The Officer has occasionally provided short term advances to the Company for its working capital needs. The short term advances are non-interest bearing, unsecured and due on demand. The Company is indebted to the Officer $22,500 due and payable as of June 30, 2016 and December 31, 2015, respectively.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
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

In October 2013, the entire Agreement with DLC was negotiated and settled, requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC's ownership of 80,000 shares of the Company's stock. As of June 30, 2016 and December 31, 2015, the remaining liability on the settlement of $7,000 is included in accounts payable in accompanying consolidated financial statements. The Company plans on paying DLC for the months of May 2014 through November 2014, which DLC has yet to demand.

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

NOTE 9 – STOCKHOLDERS' EQUITY

The Company's capitalization at June 30, 2016 was 300,000,000 authorized common shares with a par value of $0.001, and 10,000,000 authorized preferred shares with a par value of $0.001.

Common stock
On February 17, 2016, the Company issued 108,403 shares of its common stock to a third party investor pursuant to a conversion notice under the terms of a convertible promissory note.  Pursuant to the conversion notice, the investor converted $12,521 of the principal and interest of the convertible promissory note into 108,403 shares of its common stock valued at $0.1155 per share.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

On March 14, 2016, the Company issued 952,203 shares of its common stock to the third party investor pursuant to a conversion notice under the terms of convertible promissory note. Pursuant to the conversion notice, the investor converted $5,237 of the principal of convertible promissory note into 952,203 shares of our common stock valued at $0.0055 per share.

On April 29, 2016, the Company issued 1,432,999 shares of its common stock to the third party investor pursuant to a conversion notice under the terms of convertible promissory note. Pursuant to the conversion notice, the investor converted $19,704 of the principal of convertible promissory note into 1,432,999 shares of our common stock valued at $0.0165 per share.

Warrants
On April 14, 2010, the Company granted three individuals, warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.25 per share as compensation in connection with the individuals providing introductions for raising capital for the Company. The warrants have a six year term and expire in April 2016. The fair value of 2,500,000 warrants at the original issue date was estimated to be $1,077,927 using a Black-Scholes option pricing model with an expected life of 6 years, a risk free interest rate of 2.96%, a dividend yield of 0%, and an expected volatility of 100%. The expected volatility was estimated to be 100% since the Company's stock is not traded and no historical volatility data is available. As these services were provided as part of the Company's equity funding, the value of the warrants were recorded within equity as part of the accounting for the related equity transactions. The warrants expired on April 14, 2016. There have been no other grants of warrant instruments through June 30, 2016.

The Company has not established a stock option plan nor has issued any stock options through June 30, 2016.

As a result of all common stock issuances and cancellations, the total common shares issued at June 30, 2016 were 50,274,070 of which 49,399,070 shares were outstanding, and the remaining 875,000 shares were held in treasury.

Preferred Stock
At June 30, 2016, the Company had no shares of preferred stock issued or outstanding.

NOTE 10 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses related to this in any such accounts. The Company's bank balances did not exceed FDIC insured amounts as of June 30, 2016 and December 31, 2015, respectively.

EMAV HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended
June 30, 2016 and 2015
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred through the date and time our financial statements were available to be issued as follows:

On August 4, 2016, the Company issued 375,000 shares of its common stock to a third party investor pursuant to a conversion notice under the terms of CPN1 Note. Pursuant to the conversion notice, the investor converted $3,600 of the principal of CPN1 Note into 375,000 shares of common stock valued at $0.0096 per share.

On August 17, 2016, the Company closed and funded a financing transaction by entering into a Subscription Agreement (the "Subscription Agreement") with a third party (the "Third Party"). Pursuant to the Subscription Agreement, the Third Party purchased from the Company a Convertible Debenture (the "Debenture") in the aggregate Principal Amount of $200,000. On August 18, 2016, the Company received net cash proceeds of $150,000 from the Third Party, and paid off the total outstanding principal balance and accrued interest to date, on CPN 1 Note and made a payment of $100,000 to reduce the amount outstanding on CPN 2 Note. The Principal Amount bear interest at the rate of 10% per annum. All outstanding principal and accrued interest on the Debenture is due and payable on the maturity date of July 29, 2018 or convertible at any time at the Third Party's option at $0.02 per common share. Under the same transaction, the Company also issued to the Third Party a Warrant to purchase 300,000 shares of common stock at an exercise price of $0.08 per share. The Warrant has a five year term and expires on August 14, 2021. The Warrant can also be exercised on a cashless basis. The Debentures and the Warrant is issued to the Third Party in a transaction not registered under. The Company is still determining the impact of this transaction on the financial statements.

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

Overview

Company Overview

The Company was started in March 2010 with the intent of bringing to market rugged electric vehicles. The business was initially focused on developing a relationship with the Jeep brand as that was the desired model to use for EMAV's electric vehicles. EMAV designed a trailer/camper in conjunction with the MOPAR division of Jeep. The camper was approved as the first camper to be branded as a Jeep. EMAV sold the Jeep Camper directly through dealerships in 2010 and 2011. EMAV abandoned its involvement in the project in 2011 due to slow sales and the lack of financial resources to support marketing for the program.

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

We plan to begin shipments of our signature vehicle, the EMAV ES, in the Spring of 2017. In order to do so we must raise sufficient capital so that we can build sales/demonstration models for placement at Jeep dealerships and promote the vehicle through a marketing campaign. Again, we need to do raise sufficient capital so that we can build sales/demonstration models and promote the vehicle through a marketing campaign. We believe we will need to raise at least $2,000,000 in order to build five demonstration sales models. As of the filing of this quarterly report, we have not yet produced any vehicles. We will be adapting the platform architecture of the 4-door Jeep Wrangler to develop our EMAV ES. This all electric vehicle is designed to create a new niche in the automotive industry: a luxury/premium all electric SUV, which we refer to as a premium Sport Adventure Vehicle.

We propose to sell our vehicles directly through auto dealership we plan to acquire, as well as on the internet through the dealerships, and directly to commercial users. We also propose to sell our vehicles directly through selected dealerships we don't own throughout North America, and then globally. We may also lease small retail spaces in high-traffic areas (such as shopping malls and retail areas of large metropolitan areas) in order to highlight and advertise our product offerings. We will deploy a build-on-demand model so as to keep finished inventory low. Similar to the manner in which many large laptop manufacturers operate, we will maintain low levels of parts and platform vehicles, and then build the vehicle "to order" when our customer places the order. We believe that this approach provides us with a competitive advantage as compared to incumbent automobile manufacturers.

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

Acquisition of Car Dealerships
Our engagement of and association with industry experts should give us the ability to identify, acquire, operate, and integrate auto dealerships. Our roll-up strategy is designed to not compete with the larger acquirers recently entering into this same space. We propose to acquire mid-market, smaller, profitable dealerships often overlooked by the private equity groups and public companies which are now actively pursuing acquisitions in this space. We have identified and initiated discussions with a number of experienced professionals to manage and operate this segment of our business.  These individuals are auto industry veterans and have owned and operated car dealerships for many years.  We believe our first dealership can be acquired for apporximately $1,000,000.  Subsequent acquisitions will likely to be more expensive, and likely not less than $2,500,000.

EMAV has generated limited revenues from product sales, and no revenue from product sales during the three months and six months ended June 30, 2016 and 2015, and for years ended December 31, 2015, 2014 and 2013. To date, we have funded our operations through issuances of debt, convertible debt and the private sale of equity securities. We do not expect to generate revenue from product sales for at least the next twelve months.

We have an accumulated deficit of $6,080,830 as of June 30, 2016. Our net income for the three months ended June 30, 2016 was $1,506,946 and net loss for six months ended June 30, 2016 was $782,183 as compared to a net loss of $62,251 and $222,678 for the same comparable periods in 2015. Substantially all of our operating losses in the six months ended June 30, 2016 resulted from the interest expense on convertible notes payable and change in fair value of embedded conversion option liability associated with convertible debt.

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

Financial Operations Overview

Revenue

We have not earned revenues from product sales for the three months and six months ended June 30, 2016 and 2015, respectively. We do not expect to earn revenues from product sales for at least the next twelve months. We may never generate revenues from product sales as we may never succeed in selling our initial vehicle or commercializing any other products or vehicles.

Operating Expenses

Operating expenses for the three months and six months ended June 30, 2016 were $39,318 and $156,492 compared to $58,538 and $209,909 for the same comparable periods in 2015. Operating expenses for the three months and six months ended June 30, 2016 decreased by $19,220 and $53,417 primarily due to the reduction in general and administrative expense and depreciation expense as discussed below.

General and administrative expense (G&A) was $38,686 and $155,228 for the three months and six months ended June 30, 2016 as compared to $56,746 and $205,253 for the same comparable periods in 2015. G&A expense for the three months and six months ended June 30, 2016 decreased by $18,060 and $50,025 over 2015 primarily due to the (a) decrease in consulting expenses related to development plans of our business and initial design of our vehicle, (b) decrease in investor relations expense, (c) reduction in professional fees for auditing, tax and legal services, (d) increase in transfer agent fees, and (e) reduction in travel expenses. We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors' and officers' insurance premiums, fees for investor relations services and enhanced business and accounting systems, and other costs.

Depreciation expense for the three months and six months ended June 30, 2016 was $632 and $1,264 compared to $$1,792 and $4,656 for the same comparable periods in 2015. During 2015, we sold a vehicle with a cost of $35,821 resulting in reduction in depreciation expense in 2016.

Other Income and Expenses

Other expenses consisted of interest expense of $66,193 and $116,376 for the three months and six months ended June 30, 2016 as compared to $3,713 and $12,769 for the same comparable periods in 2015.  Interest expense was accrued and recorded on a (a) $53,000 stockholder loan obtained by us on May 23, 2013 for our working capital requirements. In conjunction with the execution of $53,000 stockholder loan, we issued 100,000 shares of our common stock to the lender as additional consideration, and recorded a debt discount of $30,000 which is being accreted to interest expense over the term of the promissory note, (b) $40,000 stockholder loan obtained on June 18, 2014 for our working capital requirements. In conjunction with the execution of $40,000 stockholder loan, we recorded a debt discount of $33,233 applied to normalize interest to 5% which will be amortized as interest expense over the loan term of 34 months, (c) a promissory note to pay a third party a commitment fee of $50,000 and legal fees of $25,000 for a total consideration of $75,000, bearing an annual interest rate of 10%, and due on or before June 30, 2016. The third party agreed to commit to purchase up to $5 million worth of common stock over a period of time terminating on the earlier of (i) 24 months from the date on which the agreement was executed and delivered by the Company and the third party, or (ii the date on which the third party has purchased the aggregate maximum purchase of $5 million, (d) Convertible Promissory Note ("CPN 1 Note") executed on August 17, 2015 of $50,000, bearing 10% interest and maturing on May 17, 2016. In connection with the issuance of the CPN 1 Note, we recorded a debt discount of $5,000 which will be amortized to interest expense over the term of the draw of nine months. We recorded a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $3,307 for a total initial embedded conversion option liability of $53,307 on the date of issuance of Note, (e) Convertible Promissory Note ("CPN 2 Note") executed on February 4, 2016 of $86,000, bearing 6% interest and maturing on January 28, 2017. In connection with the issuance of the CPN 2 Note, we recorded a debt discount of $11,100 which will be amortized to interest expense over the term of the draw of 357 days. We recorded a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $86,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $10,995 for a total initial embedded conversion option liability of $96,995 on the date of issuance of CPN 2 Note, and (f) Convertible Promissory Note ("CPN 3 Note") executed on February 29, 2016 of $86,000, bearing 6% interest and maturing on January 28, 2017. In connection with the issuance of the CPN 3 Note, we recorded a debt discount of $11,100 which will be amortized to interest expense over the term of the draw of 357 days. We recorded a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $86,000 which will be amortized to interest expense over the term of the draw and an initial change in fair value of $11,734 for a total initial embedded conversion option liability of $97,734 on the date of issuance of CPN 3 Note.

As a result, the Company recorded interest expense of (a) $2,370 and $5,301 on the shareholders loans and a promissory note for the three months and six months ended June 30, 2016  as compared to $3,713 and $12,769 for the same comparable periods in 2015, (b) $3,042 and $5,347 on three convertible promissory notes for the three months and six months ended June 30, 2016 as compared to $0 for the same comparable periods in 2015, (c) $9,2670 and $16,571 related to the amortization of original issue debt discount and debt discount related to the shareholders loans and convertible promissory notes for the three months and six months ended June 30, 2016 as compared to $0 and $4,091 for the same comparable periods in 2015, and (d) $51,511 and $89,157 related to amortization of embedded conversion option liability discount on convertible promissory notes for the three months and six months ended June 30, 2016  as compared to $0 for the same comparable periods in 2015.

The convertible promissory notes issued by the Company on (i) August 17, 2015 for $50,000, (ii) February 4, 2016 for $86,000, and (iii) February 29, 2016 for $86,000, qualifies for derivative accounting treatment due to the variable conversion formula. As a result, the Company recorded an income of $1,612,457 and an expense of $509,315 for the three months and six months ended June 30, 2016 due to a change in the fair value of the liabilities for the embedded conversion option derivative instrument as compared to $0 for the same comparable periods of 2015. The change in the fair value of embedded conversion option liability is included in other income (expenses) as of June 30, 2016. The Company did not have any convertible derivative instruments outstanding as of June 30, 2015.

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

As of June 30, 2016, we had no cash and cash equivalents compared to $1,802 at December 31, 2015. We believe that our existing capital resources, together with interest thereon, will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital through sale of equity or debt financing. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital.

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

The accompanying financial statements for the six months ended June 30, 2016 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 4, 2016, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management's plans include selling our common stock to investors to raise working capital for operations and there is no assurance these plans will be realized.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $152,357 which resulted primarily from the loss of $782,183, depreciation of $1,264, amortization of prepaid consulting fees of $1,000, amortization of original debt issuance discount on notes payable of $16,571, amortization of embedded conversion option liability discount of $89,157, change in the fair value of embedded conversion option liability of $509,315, increase in accounts payable of $9,570, and increase in accrued liabilities of $2,949.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $150,555 primarily due to cash proceeds of $149,800 received from two convertible promissory notes, cash proceeds from a related party of $12,500, and cash payment of $11,745 against note payable.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $1,802 for the six months ended June 30, 2016. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

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

In October 2013, the entire Agreement with DLC was negotiated and settled requiring the Company to pay DLC $3,000 in November 2013 and $1,000 per month for the next 12-month period. The Company agreed not to contest DLC's ownership of 80,000 shares of the Company's stock. The Company had recorded a liability and an expense of $15,000 as a result of this litigation in its consolidated financial statements as of June 30, 2016. As of June 30, 2016, the remaining liability on the settlement of $7,000 is included in accounts payable in accompanying consolidated financial statements. The Company plans on paying DLC for the months of May 2014 through November 2014, which DLC has yet to demand.

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

While our significant accounting policies are described in more detail in Note 2 of our annual consolidated financial statements included in this Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is also our Chief Financial Officer (the "Officer"), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the Officer's evaluation, management concluded as of June 30, 2016 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management's Report on Internal Control over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) under the Securities Exchange Act of 1934, as amended.  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("GAAP").  We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") - 1992.

In connection with management's assessment of our internal control over financial reporting, the Company does not have a controlling independent board of directors or audit committee as of June 30, 2016. We consider this to be a material weakness as an independent board and audit committee provide important oversight. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, the Company did not sell any shares of its common stock.

On April 29, 2016, the Company issued 1,432,999 shares of its common stock to Auctus Fund, LLC ("Auctus"), pursuant to a conversion notice from Auctus under the terms of the convertible promissory note dated  August 17, 2015 (the "Auctus Note"), which was previously disclosed and reported by the Company on Form 8-K filed with the SEC on August 21, 2015. Pursuant to the Auctus Note and the conversion notice, Auctus converted $19,704 of principal and interest due under the Auctus Note into 1,432,999 shares of our common stock. These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and its access to information concerning our business.

Subsequent to our fiscal quarter ended June 30, 2016, and prior to September 28, 2016:

On August 4, 2016, the Company issued 375,000 shares of its common stock to a third party investor pursuant to a conversion notice under the terms of CPN1 Note. Pursuant to the conversion notice, the investor converted $3,600 of the principal of CPN1 Note into 375,000 shares of common stock valued at $0.0096 per share.

On August 17, 2016, the Company closed and funded a financing transaction by entering into a Subscription Agreement (the "Subscription Agreement") with a third party (the "Third Party"). Pursuant to the Subscription Agreement, the Third Party purchased from the Company a Convertible Debenture (the "Debenture") in the aggregate Principal Amount of $200,000. On August 18, 2016, the Company received net cash proceeds of $150,000 from the Third Party, and paid off the total outstanding principal balance and accrued interest to date, on CPN 1 Note and made a payment of $100,000 to reduce the amount outstanding on CPN 2 Note. The Principal Amount bear interest at the rate of 10% per annum. All outstanding principal and accrued interest on the Debenture is due and payable on the maturity date of July 29, 2018 or convertible at any time at the Third Party's option at $0.02 per common share. Under the same transaction, the Company also issued to the Third Party a Warrant to purchase 300,000 shares of common stock at an exercise price of $0.08 per share. The Warrant has a five year term and expires on August 14, 2021. The Warrant can also be exercised on a cashless basis. The Debentures and the Warrant is issued to the Third Party in a transaction not registered under. The Company is still determining the impact of this transaction on the financial statements.

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

Date: September 29, 2016	EMAV Holdings, Inc.

By:/s/ Keith A. Rosenbaum
KEITH A. ROSENBAUM,
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)